Form 10-Q
period 1997-06-30
JLM INDUSTRIES INC
filed 1997-08-27
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                          Commission File No. 000-22687
                                              ---------


                              JLM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter.)


Delaware                                      06-1163710
--------                                      ----------
(State of Incorporation)                      (IRS Employer Identification No.)


8675 Hidden River Parkway, Tampa, FL          33637
------------------------------------          -----
(Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  (813) 632-3300





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]     No  [X]


                Class                         Outstanding at August 26, 1997
                -----                         ------------------------------

     Common stock, par value
           $.01 per share                              6,899,936

                              JLM INDUSTRIES, INC.


                                      INDEX

PART I   FINANCIAL INFORMATION                                         PAGE NUMBER
------   ---------------------                                         -----------
Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1996 and
         June 30, 1997 (unaudited)                                          3

         Unaudited Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 1996 and 1997                  4

         Unaudited Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1996 and 1997                    5

         Notes to Consolidated Financial Statements                         6


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9

PART II  OTHER INFORMATION
------   -----------------

Item 1   Legal Proceedings                                                 14

Item 2   Changes in Securities                                             14

Item 3   Defaults upon Senior Securities                                   14

Item 4   Submission of Matters to a Vote of Security Holders               14

Item 5   Other Information                                                 14

Item 6   Exhibits and Reports on Form 8-K                                  14

ITEM 1 - FINANCIAL STATEMENTS
                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                               ASSETS                               December 31, 1996                     June 30, 1997
                                                                    -----------------                     -------------
                                                                                                            (Unaudited)
Current Assets:
Cash and cash equivalents                                                 $ 4,792,473                       $ 3,937,099
Accounts receivable:
  Trade                                                                    25,721,911                        28,599,982
  Other                                                                     2,769,232                         2,669,951
Inventories                                                                13,283,576                        11,280,881
Prepaid expenses and other current assets                                   3,699,913                         4,281,612
Assets held for sale                                                        1,924,394                           690,439
                                                                          -----------                       -----------
     Total current assets                                                  52,191,499                        51,459,964

Other investments                                                           1,881,066                         2,998,650
Note receivable from Olefins Terminal Corporation                           2,320,313                                 -
Property and equipment, net                                                29,368,360                        29,127,362
Other assets                                                                1,530,565                         1,580,493
                                                                          -----------                       -----------
     Total assets                                                         $87,291,803                       $85,166,469
                                                                          ===========                       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                     $39,590,106                       $37,981,525
Current portion of long-term debt                                           3,962,385                         3,823,313
Loans payable                                                               8,366,520                         8,375,955
Income taxes payable                                                           33,322                           814,342
Deferred revenue                                                              300,475                             2,400
                                                                          -----------                       -----------
     Total current liabilities                                             52,252,808                        50,997,535

Long-term debt less current portion                                        17,808,872                        15,645,309
Deferred income taxes                                                       2,538,980                         2,824,268
Loan payable to shareholder                                                   905,148                           905,148
Minority interest                                                             137,802                            88,508
Other liabilities                                                             203,761                            58,794
                                                                          -----------                       -----------
     Total liabilities                                                     73,847,371                        70,519,562
Stockholders' Equity:
  Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                                                 -                                 -
  Common stock, $.01 par value, authorized
    30,000,000  shares; issued and outstanding
    5,011,200 shares                                                           50,112                            50,112
  Additional paid-in capital                                                  489,888                           489,888
  Retained earnings                                                        13,467,898                        14,691,274
  Foreign currency translation adjustment                                     (41,266)                          (62,167)
                                                                          -----------                       -----------
                                                                           13,966,632                        15,169,107
Less treasury stock at cost - 267,264  shares                                (522,200)                         (522,200)
                                                                          -----------                       -----------
     Total stockholders' equity                                            13,444,432                        14,646,907
                                                                          -----------                       -----------
     Total liabilities and stockholders' equity                           $87,291,803                       $85,166,469
                                                                          ===========                       ===========



See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES,INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            For the Three Months                   For the Six Months
                                                                Ended June 30,                       Ended June 30,
                                                                --------------                       --------------


                                                           1996              1997              1996              1997
                                                           ----              ----              ----              ----

Revenues                                              $  63,093,678     $  81,922,833     $ 120,954,976     $ 162,440,616
Cost of sales                                            56,269,188        74,617,973       107,440,351       148,289,135
                                                      -------------     -------------     -------------     -------------
    Gross profit                                          6,824,490         7,304,860        13,514,625        14,151,481
Selling, general and  administrative expenses             3,742,816         3,945,880         7,758,019         7,863,549
                                                      -------------     -------------     -------------     -------------
    Operating income                                      3,081,674         3,358,980         5,756,606         6,287,932
Interest expense - net                                     (648,521)         (757,257)       (1,290,007)       (1,385,167)
Other expense - net                                         (95,182)         (100,499)          (31,100)          (59,730)
Foreign currency exchange gain (loss) - net                 473,521            23,531          (325,494)           86,432
                                                      -------------     -------------     -------------     -------------
Income before minority interest and income taxes          2,811,492         2,524,755         4,110,005         4,929,467
Minority interest in (income) loss of subsidiaries          (23,666)           57,955           (31,028)           49,294
                                                      -------------     -------------     -------------     -------------
Income from continuing operations before income
   taxes and discontinued operations                      2,787,826         2,582,710         4,078,977         4,978,761
                                                      -------------     -------------     -------------     -------------
Income tax provision:
  Current                                                   245,866           733,672           844,611         1,281,961
  Deferred                                                  355,262           273,069           725,967           560,576
                                                      -------------     -------------     -------------     -------------
    Total income tax provision                              601,128         1,006,741         1,570,578         1,842,537
                                                      -------------     -------------     -------------     -------------
Income from continuing
  operations before discontinued operations               2,186,698         1,575,969         2,508,399         3,136,224
Loss from operation of discontinued operations,
  net of tax                                               (102,445)          (75,246)         (184,715)         (159,925)
                                                      -------------     -------------     -------------     -------------


Net income                                            $   2,084,253     $   1,500,723     $   2,323,684     $   2,976,299
                                                      =============     =============     =============     =============

Income per share:
Income from continuing operations before
discontinued operations                               $         .44     $         .33     $         .50     $         .66

Discontinued operations                                        (.02)             (.01)             (.04)             (.03)
                                                      -------------     -------------     -------------     -------------

Net income per share                                  $         .42     $         .32     $         .46     $         .63
                                                      =============     =============     =============     =============



Weighted average number of shares
  outstanding                                             5,011,200         4,743,936         5,011,200         4,743,936



See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        For the Six Months Ended
                                                                                June 30,

                                                                           1996              1997
                                                                           ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  2,323,684     $  2,976,299
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Deferred income taxes                                                  725,967          285,288
     Minority interest in income (loss) of subsidiaries                      31,028          (49,294)
     (Gain) loss on disposal of assets                                      (43,500)         215,765
     Depreciation and amortization                                        1,066,132        1,418,896
     Loss from partnerships                                                  24,000           24,000
     Loss from investment in Olefins Terminal Corporation - net              98,599          272,021
     Noncash management fee and interest income from OTC                   (134,539)        (133,818)
     Changes in assets and liabilities:
       Increase in accounts receivable                                     (695,441)      (2,778,790)
       Decrease in inventories                                            3,713,682        2,002,695
       Decrease in assets held for sale                                     108,374               --
       Increase in prepaid expenses and  other current assets              (369,161)        (581,699)
       Decrease (increase) in other assets                                  134,928         (151,285)
       (Decrease) increase in accounts payable and accrued expenses     (10,499,208)         349,576
       (Decrease) increase in income taxes payable                         (876,906)         781,020
       Increase (decrease) in deferred revenue                               91,127         (298,075)
       Decrease in other liabilities                                        (16,632)        (144,967)
                                                                       ------------     ------------
       Net cash (used in) provided by operating activities               (4,317,866)       4,187,632
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets held for sale                            103,000        1,192,128
     Capital expenditures                                                (3,105,958)      (1,250,479)
     Other investments                                                      (35,000)        (917,631)
                                                                       ------------     ------------
        Net cash used in investing activities                            (3,037,958)        (975,982)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds of loans payable                                        6,127,311            9,435
     Proceeds from long-term debt                                         3,325,769        1,750,335
     Repayments of long-term debt                                        (3,217,390)      (4,052,970)
     Distributions to shareholders                                         (177,536)      (1,752,923)
     Repayments of shareholder loan                                         (87,682)              --
                                                                        ------------    ------------
        Net cash provided by (used in) financing activities               5,970,472       (4,046,123)
     Effect of foreign exchange rates on cash                                (6,042)         (20,901)
                                                                       ------------     ------------
        Net decrease  in cash and  cash equivalents                      (1,391,394)        (855,374)
  Cash and cash equivalents, beginning of period                          4,710,483        4,792,473
                                                                       ------------     ------------
  Cash and cash equivalents, end of period                             $  3,319,089     $  3,937,099
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                                       $  1,320,443     $  1,592,602
                                                                       ============     ============
        Income taxes                                                   $    507,343     $    875,586
                                                                       ============     ============
  Noncash investing activities:
        Capital lease obligations                                      $    133,295     $     50,335
                                                                       ============     ============
        Forgiveness of accounts payable for joint venture
        restructuring                                                  $         --     $  1,958,157
                                                                       ============     ============

       See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)


NOTE 1            DESCRIPTION OF BUSINESS

         JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor and a manufacturer of certain commodity chemicals, principally acetone and phenol. JLM is headquartered in Tampa, Florida. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone at its Blue Island, Illinois Plant and (iii) sources acetone from its joint venture manufacturing operation in Mt. Vernon, Indiana. The Company's principal products are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 600 customers.

NOTE 2            BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 filed in the Company's Prospectus dated July 23, 1997.

NOTE 3            PRO FORMA EARNINGS PER SHARE DATA

         On July 24, 1997, the Company sold 2,156,000 shares of common stock at an initial public offering price of $10 per share. The following unaudited computation of pro forma primary earnings per share assumes that the sale of the 2,156,000 shares of common stock had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the sale of stock actually been made as of such date. In addition, all pro forma per share data reflects the stock split as described in note 5.

                                                For the Three      For the Three        For the Six           For the Six
                                                Months Ended       Months Ended         Months Ended         Months Ended
                                                 June 30,            June 30,            June 30,              June 30,
                                                   1996                1997                1996                  1997
                                                   ----                ----                ----                  ----
Pro Forma Income Per Share:
Income from continuing operations before
discontinued operations                            $ .31               $ .23               $ .35                 $ .45
Discontinued operations                             (.02)               (.01)               (.03)                 (.02)
                                                   -----               -----               -----                 -----
Pro forma net income per share                     $ .29               $ .22               $ .32                 $ .43
                                                   =====               =====               =====                 =====

Pro forma weighted average number of
shares outstanding                             7,167,200           6,899,936           7,167,200             6,899,936



NOTE 4                     INCOME TAXES

         The provision for income tax expense for the three months and six months ended June 30, 1996 and 1997 were calculated through the use of the estimated annual income tax rates based on projected annualized income.

NOTE 5                     SUBSEQUENT EVENT

         On July 2, 1997, the Company approved the retirement of the shares of common stock held in treasury and approved a stock split resulting in an exchange of 1 share for 5,568 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split.

         On July 2, 1997, the Company approved an employee stock purchase plan (the "Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the Plan. Under the Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006.

         On July 2, 1997, the Company approved a long-term incentive plan (the "LTIP") whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

         On July 2, 1997, the Company approved 25,000 shares of Common Stock under its Non-Employee Directors' Stock Option Plan ("Directors Plan"). Under the Directors Plan, each non-employee Director will receive options to purchase 1,000 shares of Common Stock each year at the conclusion of the Annual Meeting of Stockholders. The options will vest fully at the end of one year and will expire after five years.

         On July 31, 1997, the Company completed the purchase of the 45% minority interest of its European subsidiary, JLM (Europe) B.V. The purchase price of such minority interest was approximately $111,000 cash and was based on the net book value of the subsidiary at that date.

         On August 1, 1997 and August 8, 1997, the Company repaid approximately $13. 2 million and $.8 million, respectively, of certain long-term debt and interest to various financial institutions as outlined in the Company's Prospectus filed with the Securities and Exchange Commission on July 23, 1997 under the caption "Use of Proceeds."

NOTE 6             IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


         The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. For the three and six month periods ended June 30, 1996 and 1997, primary and fully diluted earnings per share are not significantly different than the basic and diluted earnings per share.

         In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and will be required to be effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a significant impact on the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS 131, Segment Data, which will require companies to report selected segment information in their quarterly reports issued to shareholders for fiscal years beginning after December 31, 1997. It also requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. SFAS 131 also requires disclosure as to how management makes decisions about allocating resources to segments and measuring their performance. For the three and six month periods ended June 30, 1996 and 1997, management does not believe that the requirements of SFAS 131 will have a significant impact on the Company's consolidated financial statements.




                              *********************

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements appearing in Item 1.

         JLM is a leading marketer and distributor and a manufacturer of certain commodity chemicals principally acetone and phenol. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. The Company's business consists of a manufacturing and marketing segment. The Company's manufacturing segment includes the operations of the Blue Island Plant and the sale of acetone manufactured at the Mt. Vernon Plant. The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continues to operate at full capacity. The average selling price for phenol showed continued strength over the 1996 levels. This combined with a reduction in manufacturing costs associated with the successful implementation of the QMAX technology and a reduction in the cost of natural gas resulted in improved operating profitability.

         In May 1997, the Company and its joint venture partners agreed to restructure their investments in Olefins Terminal Corporation ("OTC"). As a result, OTC bought out the interest of a third joint venture partner thereby making the Company and Ultramar Diamond Shamrock each a 50% owner of OTC. The Company accounts for its investment in OTC through the equity method of accounting. As part of the restructuring, the take-or-pay terminaling arrangement between OTC and the Company's olefins marketing operations was canceled and a new terminaling arrangement was implemented. The original take-or-pay terminaling agreement resulted in charges to the Company's pre-tax income of $1.4 million in 1996. Under the new arrangement, effective January 1, 1997, the Company will pay terminal fees only when it utilizes the terminaling facility. The impact of this new terminaling agreement and significantly increased business activity resulted in substantial profit contribution from the olefins marketing division during the first six months of 1997 as compared to losses generated for the same period of 1996.

         During 1996, the results of the Company's Venezuelan operations were adversely influenced by a number of factors, including economic conditions, exchange controls and currency devaluation. The lifting of exchange controls in April 1996 resulted in a stabilized currency followed by a strengthening economy. During 1997, Venezuelan operations have experienced steady improvement in sales volumes and margins.

         Set forth below, for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.

                               Six Months Ended June 30,                              Three Months Ended June 30,
                        --------------------------------------------      --------------------------------------------
                                1996                     1997                      1996                    1997
                        -------------------      -------------------      -------------------      -------------------
                                                           (in thousand, except percentages)
Revenues:
  Marketing             $  87,124     72.0%      $ 129,130     79.5%      $  47,141     74.7%      $  64,943     79.3%
  Manufacturing            33,831     28.0%         33,311     20.5%         15,953     25.3%         16,979     20.7%
                        ---------    -----       ---------    -----       ---------    -----       ---------    -----
                        $ 120,955    100.0%      $ 162,441    100.0%      $  63,094    100.0%      $  81,922    100.0%
                        =========    =====       =========    =====       =========    =====       =========    =====

Gross profit:
  Marketing             $   6,926     51.2%      $   6,940     49.0%      $   3,873     56.8%      $   3,675     50.3%
  Manufacturing             6,589     48.8%          7,211     51.0%          2,951     43.2%          3,630     49.7%
                        ---------    -----       ---------    -----       ---------    -----       ---------    -----
                        $  13,515    100.0%      $  14,151    100.0%      $   6,824    100.0%      $   7,305    100.0%
                        =========    =====       =========    =====       =========    =====       =========    =====

Segment operating
  income:
  Marketing             $   2,712     41.4%      $   3,124     42.3%      $   1,753     51.4%      $   1,757     45.3%
  Manufacturing             3,845     58.6%          4,258     57.7%          1,659     48.6%          2,121     54.7%
                        ---------    -----       ---------    -----       ---------    -----       ---------    -----
Total segment operating
  income                $   6,557    100.0%      $   7,382    100.0%      $   3,412    100.0%      $   3,878    100.0%

Corporate expenses           (800)       -          (1,094)       -            (331)       -            (519)       -
                        ---------    -----       ---------    -----       ---------    -----       ---------    -----
Total operating
  income                $   5,757    100.0%      $   6,288    100.0%      $   3,081    100.0%      $   3,359    100.0%
                        =========    =====       =========    =====       =========    =====       =========    =====


RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenues. Revenues increased $18.8 million to $81.9 million for the three months ended June 30, 1997 from $63.1 million for the comparable period in 1996, an increase of 29.8%. Revenues for the marketing segment increased $17.8 million to $64.9 million for the three months ended June 30, 1997 from $47.1 million for the comparable period in 1996, an increase of 37.8%. The increase in marketing revenues was generally the result of increased sales of propylene, principally in Asia. Revenues for the manufacturing segment increased by $1.0 million to $17.0 million for the three months ended June 30, 1997 from $16.0 million for the comparable period in 1996, an increase of 6.3%. The increase in manufacturing segment revenues was primarily due to an increase in the sales price of phenol and an increase in overall sales volumes of acetone partially offset by a decrease in the average sale price of acetone.

         Gross Profit. Gross profit increased $0.5 million to $7.3 million for the three months ended June 30, 1997 from $6.8 million for the comparable period in 1996, an increase of 7.4%. As a percentage of revenues, gross profit decreased to 8.9% for the three months ended June 30, 1997 from 10.8% for the comparable period in 1996. Gross profit for the marketing segment decreased $0.2 million to $3.7 million for the three months ended June 30, 1997 from $3.9 million for the comparable period in 1996 a decrease of 5.1%, principally as a result of a decline in the price of acetone partially offset by higher propylene sales which historically have lower gross margins. While propylene sales were profitable, the Company's overall gross margin would have been 11.3% and 11.4% during the three months ended June 30, 1997 and 1996, respectively, without any propylene in the sales product mix. Gross profit for the manufacturing segment increased by $0.7 million to $3.6 million for the three months ended June 30, 1997 from $2.9 million for the comparable period in 1996, an increase of 24.1%. The increase in total gross profit was principally the result of increases in the selling prices for phenol in 1997 and a reduction in manufacturing costs associated with the successful implementation of a new manufacturing technique in the production of cumene at the Blue Island Plant.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.2 million to $3.9 million for the three months ended June 30, 1997 from $3.7 million for the comparable period in 1996, an increase of 5.4%. This increase was principally as a result of higher depreciation and amortization during the period due to capital improvements in the fourth quarter of 1996 related principally to the QMAX technology.

         Operating Income. Operating income increased $0.3 million to $3.4 million for the three months ended June 30, 1997 from $3.1 million for the comparable period in 1996, an increase of 9.7%. This increase was principally as a result of the factors that increased gross profit discussed above offset by an increase in selling, general and administrative expenses discussed above.

         Interest Expense - Net. Net interest expense increased by $109,000 to $757,000 for the three months ended June 30, 1997 from $648,000 for the comparable period in 1996, an increase of 16.8%. This increase was principally due to financing costs associated with increased sales activities discussed above.

         Other Expense - Net. Other expense consists of, among other items, the Company's proportionate share of income or loss from the operations of OTC. As noted above, on May 7, 1997, OTC refinanced its existing long-term debt and replaced it with an unsecured term loan. Concurrent with this refinancing, OTC incurred approximately $.6 million of one time charges related to the refinancing of which the Company recorded its proportionate share of approximately $.3 million.

         Foreign Currency Exchange Gain (Loss). Foreign currency exchange decreased $450,000 to a gain of $24,000 for the three months ended June 30, 1997 from a gain of $474,000 for the comparable period in 1996. The reduction of the foreign currency exchange gain was principally the result of the Company's activities in Venezuela.

         Income tax Provision. The Company's provision for income taxes increased $0.4 million to $1.0 million for the three months ended June 30, 1997 from $0.6 million for the comparable period in 1996, an increase of 66.7%. The Company's effective tax rate for the three months ended June 30, 1997 was 38.9% as compared to 21.6% for the comparable period in 1996. The effective tax rate for the second quarter 1996 was significantly lower than that of the current period due to the increased proportion of Venezuelan pre-tax income for which no tax expense was recorded due to net operating loss carryforwards. Excluding Venezuelan operations, the effective tax rate for the three months ended June 30, 1997 would have been approximately 38.2% compared to the effective tax rate for the three months ended June 30, 1996 of 37.8%. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales by way of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

         Net Income. Net income decreased $.6 million to $1.5 million for the three months ended June 30, 1997 from $2.1 million for the comparable period in 1996. The decrease in net income was due to the factors stated above.

         SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30,
1996

         Revenues. Revenues increased $41.5 million to $162.4 million for the six months ended June 30, 1997 from $120.9 million for the comparable period in 1996, an increase of 34.3%. Revenues for the marketing segment increased $42.0 million to $129.1 million for the six months ended June 30, 1997 from $87.1 million for the comparable period in 1996, an increase of 48.2%. The increase in marketing revenues was generally the result of increased sales of propylene, principally in Asia. Revenues for the manufacturing segment decreased by $0.5 million to $33.3 million for the six months ended June 30, 1997 from $33.8 million for the comparable period in 1996, a decrease of 1.5%. The decrease in manufacturing segment revenues was principally due to a decrease in the price of acetone partially offset by an increase in selling prices for phenol.

         Gross Profit. Gross profit increased $0.6 million to $14.1 million for the six months ended June 30, 1997 from $13.5 million for the comparable period in 1996, an increase of 4.4%. As a percentage of revenues, gross profit decreased to 8.7% for the six months ended June 30, 1997 from 11.2% for the comparable period in 1996. Gross profit for the marketing segment remained at $6.9 million for the six months ended June 30, 1997 and 1996. The Company's overall gross margin would have been 10.9% and 11.4% during the six months ended June 30, 1997 and 1996, respectively, had there been no propylene in the sales product mix. Gross profit for the manufacturing segment increased by $0.6 million to $7.2 million for the six months ended June 30, 1997 from $6.6 million for the comparable period in 1996, an increase of 9.1%. The increase in total gross profit was principally the result of increases in the selling prices for phenol, reductions in manufacturing costs associated with the successful implementation of a new manufacturing technique in the production of cumene at the Blue Island Plant and a reduction in raw material costs resulting from a successful hedge of its propylene purchases. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of $492,970 which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge. Gross profit in both the manufacturing and marketing segments was also adversely impacted by decreases in acetone selling prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million to $7.9 million for the six months ended June 30, 1997 from $7.8 million for the comparable period in 1996, an increase of 1.3%. This increase was principally as a result of higher depreciation and amortization during the period due to capital improvements in the fourth quarter of 1996 related principally to the QMAX technology.

         Operating Income. Operating income increased $0.5 million to $6.3 million for the six months ended June 30, 1997 from $5.8 million for the comparable period in 1996, an increase of 9.2%. This increase was principally as a result of the factors that increased gross profit discussed above offset by the increase in selling, general and administrative expenses discussed above.

         Interest Expense - Net. Net interest expense increased by approximately $95,000 to $1,385,000 for the six months ended June 30, 1997 from $1,290,000 for the comparable period in 1996, an increase of 7.4%. This increase was principally due to financing costs associated with increased sales activities discussed above.

         Other Expense - Net. Other expense consists of, among other items, the Company's proportionate share of income or loss from the operations of OTC. As noted above, on May 7, 1997, OTC refinanced its existing long-term debt and replaced it with an unsecured term loan. Concurrent with this refinancing, OTC incurred approximately $.6 million of one time charges related to the refinancing of which the Company recorded its proportionate share of approximately $.3 million.

         Foreign Currency Exchange Gain (Loss). Foreign currency exchange increased approximately $412,000 to a gain of $86,000 for the six months ended June 30, 1997 from a loss of $326,000 for the comparable period in 1996. The gain was principally the result of the Company's activities in Venezuela.

         Income tax Provision. The Company's provision for income taxes increased $0.3 million to $1.8 million for the six months ended June 30, 1997 from $1.5 million for the comparable period in 1996, an increase of 20.0%. The Company's effective tax rate for the six months ended June 30, 1997 was 37.0% as compared to 38.5% for the comparable period in 1996. Excluding Venezuelan operations, the effective tax rate for the six months ended June 30, 1997 would have been approximately 36.3% compared to the effective tax rate for the three months ended June 30, 1996 of 37.1%. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales by way of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

         Net Income. Net income increased $0.7 million to $3.0 million for the six months ended June 30, 1997 from $2.3 million for the comparable period in 1996. The increase in net income was due to the factors stated above.

Liquidity and Capital Resources

         Net cash from operating activities increased by approximately $8.5 million to $4.2 million for the six month period ended June 30, 1997 as compared to the same period of 1996. This increase was due primarily to increases in the Company's working capital in addition to higher net income for the period. Net cash used in investing activities decreased by approximately $2.1 to $1 million for the six month period June 30, 1997 from approximately $3.1 million during the same period in 1996. This decrease was due primarily to lower capital expenditures and proceeds from the sale of assets held for sale from the Company's discontinued operations. In addition, the Company's net cash from financing activities decreased by approximately $10 million to a net cash used in financing activities of $4 million during the six months ended June 30, 1996 compared to cash provided by financing activities of $6 million during the same period in 1996. The decrease was due primarily to the increase in the Company's working capital which allowed the Company to repay certain long-term debt and incur less net borrowings on its loans payable.

         On July 29, 1997, the Company received proceeds of $20,050,800 through an initial public offering of its common stock the funds of which were used to repay $14.0 million of outstanding indebtedness. After the repayment of such indebtedness, the Company will have a borrowing capacity of approximately $72.8 million. The Company believes that the remaining funds available from this public offering together with cash flow generated by operations and existing cash and the Company's ability to borrow additional amounts under its credit agreements, are sufficient to the meet the Company's needs through 1998 and to permit the Company to implement its business strategy as outlined in the Company's Prospectus dated July 23, 1997.

         The Company has received a commitment letter for a $30.0 million credit facility which will be available for either working capital or acquisition financing and that would replace an existing $11 million line of credit which expires on September 15, 1997. The proposed facility would contain customary covenants and terms similar to those provided under the Company's existing line of credit.

Effects of Inflation

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

Forward Looking Information

         This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include: the cyclical nature of the worldwide chemical market; the possibility of excess capacity; fluctuations in the cost and availability of raw material prices; the political and economic uncertainties associated with international operations; fluctuations of foreign exchange; the risks associated with potential acquisitions, and the ability to implement other features of the Company's business strategy.

                              JLM INDUSTRIES, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1 -          LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operation or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

ITEM 2 -          CHANGES IN SECURITIES
         None.

ITEM 3 -          DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Company's proposed initial public offering of common stock the Company's stockholders approved by unanimous written consent the adoption and approval of certain matters. The matters approved included an increase in the Company's authorized capital from 3,000 shares of common stock to 30,000,000 shares of common stock and 5,000,000 shares of preferred stock and the adoption of the Company's Restated Certificate of Incorporation and Amended and Restated Bylaws, the Company's Employee Stock Purchase Plan, Long Term Incentive Plan and Non-Employee Directors' Stock Plan. All of the shares of common stock then outstanding were voted through written consent in favor of such matters, and the increase in the Company's authorized capital was approved May 22, 1997 and all other matters were approved July 3, 1997, prior to the effectiveness of the registration of the Registrant's Common Stock under the Securities Act of 1933 and prior to the effectiveness of the registration of the Registrant's Common Stock under the Securities Exchange Act of 1934.

ITEM 5 -          OTHER INFORMATION

         None.

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits 27 Financial Data Schedule (for SEC use only)

(a)   Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JLM INDUSTRIES, INC.



                                  By: /s/  JOHN L. MACDONALD
Dated:  August 26, 1997           -----------------------------------------
                                  John L. Macdonald
                                  President and Chief Executive Officer


                                  /s/  FRANK A. MUSTO
                                  -----------------------------------------
                                  Frank A. Musto
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)