Form 10-Q
period 1997-09-30
JLM INDUSTRIES INC
filed 1997-11-12
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]


                   Class                     Outstanding at November 12, 1997
                   -----                     --------------------------------

         Common stock, par value
               $.01 per share                             7,099,225

                              JLM INDUSTRIES, INC.


                                      INDEX

PART I   FINANCIAL INFORMATION                                                       PAGE NUMBER
------   ---------------------                                                       -----------
Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1996 and September 30, 1997
         (unaudited)                                                                      3

         Unaudited Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1996 and 1997                                         4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                                5

         Notes to Consolidated Financial Statements                                       6


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            10

PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                                16

Item 2   Changes in Securities                                                            16

Item 3   Defaults upon Senior Securities                                                  16

Item 4   Submission of Matters to a Vote of Security Holders                              16

Item 5   Other Information                                                                16

Item 6   Exhibits and Reports on Form 8-K                                                 16

ITEM 1 - FINANCIAL STATEMENTS

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                       ASSETS                               December 31, 1996        September 30, 1997
                                                            -----------------        ------------------
                                                                                         (Unaudited)
Current Assets:
Cash and cash equivalents                                     $  4,792,473              $  7,089,639
Accounts receivable:
  Trade                                                         25,721,911                35,706,324
  Other                                                          1,864,084                 1,945,832
Inventories                                                     13,283,576                11,188,380
Prepaid expenses and other current assets                        3,699,913                 3,693,471
Assets held for sale                                             1,924,394                   669,286
                                                              ------------              ------------
     Total current assets                                       51,286,351                60,292,932

Other investments                                                1,881,066                 2,945,227
Note receivable from Olefins Terminal Corporation                2,320,313                        --
Property and equipment, net                                     29,368,360                29,240,388
Other assets                                                     1,530,565                 1,580,418
                                                              ------------              ------------
     Total assets                                             $ 86,386,655              $ 94,058,965
                                                              ============              ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                         $ 39,648,727              $ 41,994,581
Current portion of long-term debt                                3,962,385                   744,741
Loans payable                                                    8,366,520                 5,891,014
Income taxes payable                                                33,322                    65,950
Deferred revenue                                                   300,475                        --
                                                              ------------              ------------
     Total current liabilities                                  52,311,429                48,696,286

Long-term debt less current portion                             17,808,872                 4,981,977
Deferred income taxes                                            2,538,980                 3,373,759
Minority interest                                                  137,802                        --
Other liabilities                                                  145,140                        --
                                                              ------------              ------------
     Total liabilities                                          72,942,223                57,052,022
Stockholders' Equity:
  Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                                     --                        --
  Common stock, $.01 par value, authorized
    30,000,000 shares; issued and outstanding
    5,011,200 shares and 7,099,225, respectively
                                                                    50,112                    70,992
  Additional paid-in capital                                       489,888                21,168,454
  Retained earnings                                             13,467,898                15,808,506
  Foreign currency translation adjustment                          (41,266)                  (41,009)
                                                              ------------              ------------
                                                                13,966,632                37,006,943
Less treasury stock at cost - 267,264  shares                     (522,200)                       --
                                                              ------------              ------------
     Total stockholders' equity                                 13,444,432                37,006,943
                                                              ------------              ------------
     Total liabilities and stockholders' equity               $ 86,386,655              $ 94,058,965
                                                              ============              ============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES,INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months                       Nine Months
                                                                 Ended September 30,               Ended September 30,
                                                                 -------------------               -------------------

                                                                1996             1997             1996             1997
                                                                ----             ----             ----             ----

Revenues                                                   $  54,600,789    $  63,464,228    $ 175,555,765    $ 225,904,844
Cost of sales                                                 47,775,675       55,661,571      155,216,026      203,950,706
                                                           -------------    -------------    -------------    -------------
    Gross profit                                               6,825,114        7,802,657       20,339,739       21,954,138
Selling, general and administrative expenses                   4,214,597        4,152,642       11,972,616       12,016,191
                                                           -------------    -------------    -------------    -------------
    Operating income                                           2,610,517        3,650,015        8,367,123        9,937,947
Interest expense - net                                          (693,449)        (451,639)      (1,983,456)      (1,836,806)
Other expense - net                                             (138,111)         (39,866)        (169,211)         (99,596)
Foreign currency exchange (loss) gain - net                     (259,823)          (8,471)        (585,317)          77,968
                                                           -------------    -------------    -------------    -------------
Income before minority interest and income taxes               1,519,134        3,150,039        5,629,139        8,079,513
Minority interest in (income) loss of subsidiaries               (13,477)          12,591          (44,505)          61,878
                                                           -------------    -------------    -------------    -------------
Income from continuing operations before income
  taxes, discontinued operations and extraordinary item        1,505,657        3,162,630        5,584,634        8,141,391
                                                           -------------    -------------    -------------    -------------
Income tax provision:
  Current                                                        532,408          810,125        1,377,019        2,142,086
  Deferred                                                       341,487          324,203        1,067,454          834,779
                                                           -------------    -------------    -------------    -------------

    Total income tax provision                                   873,895        1,134,328        2,444,473        2,976,865
                                                           -------------    -------------    -------------    -------------
Income from continuing operations before
  discontinued operations and extraordinary item                 631,762        2,028,302        3,140,161        5,164,526
Loss from operation of discontinued operations, net
  of tax                                                        (123,675)         (18,567)        (308,390)        (178,492)
                                                           -------------    -------------    -------------    -------------
Income before extraordinary item                                 508,087        2,009,735        2,831,771        4,986,034
Extraordinary loss on extinguishment of debt, net of tax                         (385,842)                         (385,842)
                                                           -------------    -------------    -------------    -------------
Net income                                                 $     508,087    $   1,623,893    $   2,831,771    $   4,600,192
                                                           =============    =============    =============    =============

Income per share:
Income from continuing operations before
  discontinued operations and extraordinary item           $         .13    $         .32    $         .63    $         .97
Discontinued operations                                             (.03)              --             (.06)            (.03)
Extraordinary item                                                    --             (.06)              --             (.07)
                                                           -------------    -------------    -------------    -------------
Net income per share                                       $         .10    $         .26    $         .57    $         .87
                                                           =============    =============    =============    =============


Weighted average number of shares
  outstanding                                                  4,833,992        6,403,521        4,951,482        5,319,599


See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                             1996            1997
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  2,831,771    $  4,600,192
    Adjustments to reconcile net income to net cash (used
      in) provided by operating activities:
     Deferred income taxes                                                  1,067,454         834,779
     Minority interest in income (loss) of subsidiaries                        44,501         (61,878)
     (Gain) loss on disposal of assets                                        (43,500)        250,367
     Depreciation and amortization                                          1,621,936       2,158,417
     Loss from partnerships                                                    36,000          36,000
     Loss from investment in Olefins Terminal Corporation - net                43,904         418,428
     Noncash management fee and interest income from OTC                     (215,836)       (133,818)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                           5,514,124     (10,066,161)
       Decrease in inventories                                              2,138,197       2,095,196
       Decrease in assets held for sale                                      (266,626)             --
       Increase in prepaid expenses and other current assets               (1,692,926)        (97,375)
       (Increase) decrease in other assets                                   (585,289)       (159,235)
       (Decrease) increase in accounts payable and accrued expenses       (13,376,173)      4,304,011
       (Decrease) increase in income taxes payable                           (948,860)         32,628
       Decrease in deferred revenue                                           (20,400)       (300,475)
       Increase (decrease) in other liabilities                               326,409        (145,140)
                                                                         ------------    ------------
        Net cash (used in) provided by operating activities                (3,525,314)      3,765,936
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets held for sale                              103,000       1,192,128
     Purchase of minority interest                                                 --        (110,526)
     Proceeds from sale of common stock                                            --      21,846,828
     Stock issuance cost                                                           --      (1,144,710)
     Capital expenditures                                                  (5,171,496)     (1,970,031)
     Other investments                                                        (35,310)     (1,022,615)
                                                                         ------------    ------------
        Net cash (used in) provided by investing activities                (5,103,806)     18,791,074
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayments of) loans payable                        6,984,508      (2,475,506)
     Proceeds from long-term debt                                           4,035,903       1,750,335
     Repayments of long-term debt                                          (2,614,580)    (17,794,874)
     Distributions to stockholders                                           (263,837)     (1,740,056)
     Repayments of stockholder loan
                                                                              (69,417)             --
                                                                         ------------    ------------
        Net cash provided by (used in) financing activities                 8,072,577     (20,260,101)
     Effect of foreign exchange rates on cash                                  (6,022)            257
                                                                         ------------    ------------
        Net (decrease) increase in cash and  cash equivalents                (562,565)      2,297,166
  Cash and cash equivalents, beginning of period                            4,710,483       4,792,473
                                                                         ------------    ------------
  Cash and cash equivalents, end of period                               $  4,147,918    $  7,089,639
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                                         $  1,953,985    $  2,274,525
                                                                         ============    ============
        Income taxes                                                     $  1,602,731    $  1,528,283
                                                                         ============    ============
  Noncash investing activities:
                        Capital lease obligations                        $    133,295    $     50,335
                                                                         ============    ============
       Forgiveness of accounts payable for joint venture restructuring   $         --    $  1,958,157
                                                                         ============    ============
       Treasury stock purchased by satisfaction of accounts receivable   $    522,200    $         --
                                                                         ============    ============


See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)


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

NOTE 2            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The Company's cost of sales was adjusted to reflect a proportionate share of the estimated LIFO provision for the fiscal year ending December 31, 1997 and a proportionate share of the actual LIFO provision for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 included in the Company's Prospectus dated July 23, 1997.

NOTE 3            EARNINGS PER SHARE DATA

         On July 24, 1997, the Company sold 2,156,000 shares of common stock at an initial public offering price of $10 per share. In addition, on September 2, 1997, the Underwriters of the Company's initial public offering exercised 190,000 of their options to purchase additional shares of common stock for the purpose of covering over-allotments. For the three months and nine months ended September 30, 1997, the weighted average shares outstanding used in the calculation of primary earnings per share is 6,403,521 and 5,319,599, respectively. For the same period the weighted average shares outstanding used in the calculation of earnings per share assuming full dilution is 6,457,743 and 5,373,822, respectively. Fully diluted net earnings per common share for the nine months ended September 30, 1997 is not materially different from primary earnings per common share, therefore, only the primary earnings per share are presented.

         The following unaudited computation of pro forma primary earnings per share assumes that the sale of the 2,156,000 shares of common stock and the exercise of 190,000 of the Underwriter's options had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the sale of stock actually been made as of such dates. In addition, all pro forma per share data reflects the stock split as described in
Note 6. For the three months and nine months ended September 30, 1997, the weighted average shares outstanding used in the pro forma calculation of primary earnings per share is 7,123,977 and 7,120,061, respectively. For the same period the weighted average shares outstanding used in the pro forma calculation of earnings per share assuming full dilution is 7,178,200 and 7,174,284, respectively. On a pro forma basis, fully diluted net earnings per common share for the nine months ended September 30, 1997 is not materially different from primary earnings per common share, therefore, only the primary earnings per share are presented.


                                                 Three Months     Three Months      Nine Months      Nine Months
                                                     Ended            Ended            Ended            Ended
                                                 September 30,    September 30,    September 30,    September 30,
                                                      1996             1997             1996             1997
                                                      ----             ----             ----             ----
Pro Forma Income Per Share:
Income from continuing operations before
discontinued operations and extraordinary item   $         .09    $         .29    $         .44    $         .73
Discontinued operations                                   (.02)              --             (.04)            (.03)
Extraordinary item                                          --             (.05)              --             (.05)
                                                 -------------    -------------    -------------    -------------
Pro forma net income per share                   $         .07    $         .24    $         .40    $         .65
                                                 =============    =============    =============    =============


Pro forma weighted average number
of shares outstanding                                7,179,992        7,123,977        7,297,482        7,120,061


NOTE 4            INCOME TAXES

         The provision for income tax expense for the three months and nine months ended September 30, 1996 and 1997 was calculated through the use of the estimated annual income tax rates based on projected annualized income.

NOTE 5            EXTRAORDINARY ITEM

         On August 1, 1997 and August 8, 1997, the Company prepaid debt consisting of (i) approximately $13.2 million incurred to finance the acquisition of the Blue Island, Illinois, Plant and related capital expenditures associated with the QMAX Catalyst technology and (ii) approximately $0.8 million incurred to finance the acquisition of the Cape Fear, North Carolina, Terminal, respectively. As a result of the early extinguishment of debt, the Company recognized approximately $386,000 of extraordinary loss consisting primarily of prepayment penalties, net of income tax benefits of approximately $257,000.

NOTE 6            SIGNIFICANT EVENTS

         On July 2, 1997, the Company approved the retirement of the shares of common stock held in treasury and approved a stock split resulting in an exchange of 1 share for 5,568 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split.

         On July 2, 1997, the Company approved an employee stock purchase plan (the "Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the Plan. Under the Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During September 1997, employees of the Company purchased 3,415 shares of the Company's common stock under the Plan.

         On July 2, 1997, the Company approved a long-term incentive plan (the "LTIP") whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

         On July 29, 1997, the Company sold 2,156,000 shares of common stock at an initial public offering price of $10 per share. In addition, on September 2, 1997, the Underwriters of the Company's initial public offering exercised 190,000 of an over-allotment option and purchased additional shares of common stock for the purpose of covering over-allotments. The proceeds from the sale of such common stock received by the Company was $21,817,800.

         On July 31, 1997, the Company completed the purchase of the 45% minority interest of its European subsidiary, JLM (Europe) B.V. The purchase price of such minority interest was approximately $111,000 cash and was based on the net book value of the subsidiary at that date, excluding severance cost.

         On September 16, 1997, the Company signed an agreement, with one of its current lending institutions, to increase its line of credit by $19 million to $30 million. A portion of the line of credit will be available to finance future acquisitions.

NOTE 7            IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. For the three and nine month periods ended September 30, 1996 and 1997, primary and fully diluted earnings per share are not significantly different than the basic and diluted earnings per share.

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

         In June 1997, the FASB issued SFAS 131, Segment Data, which will require companies to report selected segment information in their quarterly reports issued to shareholders for fiscal years beginning after December 31, 1997. It also requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. SFAS 131 also requires disclosure as to how management makes decisions about allocating resources to segments and measuring their performance. For the three and nine months periods ended September 30, 1996 and 1997, management does not believe that the requirements of SFAS 131 will have a significant impact on the Company's consolidated financial statements.

NOTE 8            RECLASSIFICATION

         Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

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

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continued to operate at full capacity. The average selling price for phenol showed continued strength over the 1996 levels. This factor, combined with a reduction in manufacturing costs associated with the successful implementation of the QMAX technology and a reduction in the cost of certain raw materials resulted in improved operating profitability.

         On July 24, 1997 and September 2, 1997, the Company raised approximately $21.8 million from the sale of 2,346,000 shares of its common stock in an initial public offering. In August 1997 the Company used approximately $14.0 million of the proceeds to repay certain long-term debt. This reduction in debt resulted in decreased interest expense for the nine months ending September 30, 1997 as compared to the same period in 1996.

         In May 1997, the Company and its joint venture partners agreed to restructure their investments in Olefins Terminal Corporation ("OTC") whereby OTC bought out the interest of a third joint venture partner making the Company and Ultramar Diamond Shamrock each a 50% owner of OTC. As part of the restructuring, the take-or-pay terminaling arrangement between OTC and the Company's Olefins Marketing operations was canceled and a new terminaling arrangement was implemented. Under the new arrangement, effective January 1, 1997, the Company pays terminaling fees only when it utilizes the terminaling facility.

         During 1996, the results of the Company's Venezuelan operations were adversely influenced by a number of factors, including economic conditions, exchange controls and currency devaluation. The lifting of exchange controls in April 1996 resulted in a stabilized currency followed by a strengthening economy. During the first nine months of 1997, Venezuelan operations have experienced steady improvement in sales volumes and margins.

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.



                                        Nine Months Ended September 30,              Three Months Ended September 30,
                                        -------------------------------              --------------------------------
                                                              (in thousands, except percentages)
                                 1996                    1997                    1996                   1997
                                 ----                    ----                    ----                   ----
Revenues:
  Marketing                      $ 126,137       71.9%   $ 176,878       78.3%   $  39,013      71.4%   $  47,748      75.2%
  Manufacturing                     49,419       28.1%      49,027       21.7%      15,588      28.6%      15,716      24.8%
                                 ---------     ------    ---------     ------    ---------     -----    ---------     -----
                                 $ 175,556      100.0%   $ 225,905      100.0%   $  54,601     100.0%   $  63,464     100.0%
                                 =========     ======    =========     ======    =========     =====    =========     =====


Gross profit:
  Marketing                      $  10,633       52.3%   $  10,090       46.0%   $   3,707      54.3%   $   3,150      40.4%
  Manufacturing                      9,707       47.7%      11,864       54.0%       3,118      45.7%       4,653      59.6%
                                 ---------     ------    ---------     ------    ---------     -----    ---------     -----
                                 $  20,340      100.0%   $  21,954      100.0%   $   6,825     100.0%   $   7,803     100.0%
                                 =========     ======    =========     ======    =========     =====    =========     =====

Segment operating  income:
  Marketing                      $   3,992       41.8%   $   4,061       35.4%   $   1,280      42.9%   $     937      23.0%
  Manufacturing                      5,548       58.2%       7,396       64.6%       1,703      57.1%       3,138      77.0%
                                 ---------     ------    ---------     ------    ---------     -----    ---------     -----
Total segment operating income       9,540     $100.0%      11,457     $100.0%   $   2,983     100.0%   $   4,075     100.0%
Corporate expenses                  (1,173)        --       (1,519)        --         (372)       --         (425)       --
                                                                                 ---------     -----    ---------     -----
Total operating income           $   8,367      100.0%   $   9,938      100.0%   $   2,611     100.0%   $   3,650     100.0%
                                 =========     ======    =========     ======    =========     =====    =========     =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues: Revenues increased $8.9 million to $63.5 million for the three months ended September 30, 1997 from $54.6 million for the comparable period in 1996, an increase of 16.3%. Revenues for the marketing segment increased $8.8 million to $47.8 million for the three months ended September 30, 1997 from $39.0 million for the comparable period in 1996, an increase of 22.6%. The increase in marketing revenues was generally the result of increased sales of propylene, principally between Latin America and Europe. Revenues for the manufacturing segment increased by $.1 million to $15.7 million for the three months ended September 30, 1997 from $15.6 million for the comparable period in 1996, an increase of 1%. The increase in manufacturing segment revenues was primarily due to an increase in overall sales volumes of phenol partially offset by a decrease in the average selling price of acetone.

         Gross Profit: Gross profit increased $1.0 million to $7.8 million for the three months ended September 30, 1997 from $6.8 million for the comparable period in 1996, an increase of 14.7%. As a percentage of revenues, gross profit decreased to 12.3% for the three months ended September 30, 1997 from 12.5% for the comparable period in 1996. Gross profit for the marketing segment decreased $.5 million to $3.2 million for the three months ended September 30, 1997 from $3.7 million for the comparable period in 1996, a decrease of 13.5%. The decrease was principally the result of a decline in the price of acetone offset by higher propylene sales, which historically have lower gross margins, and the impact of the new OTC terminaling agreement mentioned above. While propylene sales were profitable, the Company's overall gross margin would have been 13.5% and 13.0% during the three months ended September 30, 1997 and 1996, respectively, without any propylene in the sales product mix. Gross profit for the manufacturing segment increased by $1.6 million to $4.7 million for the three months ended September 30, 1997 from $3.1 million for the comparable period in 1996, an increase of 51.6%. The increase in total gross profit was principally the result of favorable prices in certain raw material costs, an increase in the selling price for phenol in 1997 and a reduction in manufacturing costs associated with the successful implementation of the QMAX technology in the production of cumene at the Blue Island Plant.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses remained at $4.2 million for the three months ended September 30, 1997 and 1996. During the three months ended September 30, 1997 depreciation and amortization expense increased due to capital improvements in the fourth quarter of 1996 related principally to the QMAX technology. This increase was principally offset by reductions in various selling, general and administrative expenses in several of the Company's operations.

         Operating Income: Operating income increased $1.1 million to $3.7 million for the three months ended September 30, 1997 from $2.6 million for the comparable period in 1996, a increase of 42.3%. This increase was principally as a result of the factors that increased gross profit as discussed above.

         Interest Expense - Net: Net interest expense decreased by $241,000 to $452,000 for the three months ended September 30, 1997 from $693,000 for the comparable period in 1996, an decrease of 34.8%. This decrease in interest expenses was principally due to the Company's early retirement of debt in August of 1997 as discussed above.

         Other Expense - Net: Other expense consists of, principally, the Company's proportionate share of income or loss from the operations of OTC.

         Foreign Currency Exchange Gain (Loss): Foreign currency exchange loss decreased $252,000 to approximately $8,000 for the three months ended September 30, 1997 from $260,000 for the comparable period in 1996. The decrease in the foreign currency exchange loss was principally the result of the Company's activities in Venezuela.

         Income Tax Provision: The Company's provision for income taxes increased $0.2 million to $1.1 million for the three months ended September 30, 1997 from $.9 million for the comparable period in 1996, an increase of 22.2%. The Company's effective tax rate for the three months ended September 30, 1997 was 35.9 % as compared to 58.1% for the comparable period in 1996. The effective tax rate for 1996 was significantly higher than that of the current year due to the increased proportion of Venezuelan pre-tax loss in 1996 compared to 1997 for which no tax benefit was recorded. The Company's Venezuelan operations have not recorded any income tax benefit in 1996 and 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding Venezuelan operations, the effective tax rate for the three months ended September 30, 1997 would have been approximately 35.5% compared to the effective tax rate for the three months ended September 30, 1996 of 37.8%. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

         Extraordinary Loss on Extinguishment of Debt - Net: The extraordinary loss on extinguishment of debt in the three months ended September 30, 1997 primarily represents prepayment penalties associated with the Company's early extinguishment of certain of its debt in August 1997 as discussed above.

         Net Income: Net income increased $1.1 million to $1.6 million for the three months ended September 30, 1997 from $.5 million for the comparable period in 1996. The increase in net income was due to the factors stated above.



         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues: Revenues increased $50.4 million to $225.9 million for the nine months ended September 30, 1997 from $175.5 million for the comparable period in 1996, an increase of 28.7%. Revenues for the marketing segment increased $50.8 million to $176.9 million for the nine months ended September 30, 1997 from $126.1 million for the comparable period in 1996, an increase of 40.3%. The increase in marketing revenues was generally the result of increased sales of propylene, principally in Asia. Revenues for the manufacturing segment decreased by $0.4 million to $49.0 million for the nine months ended September 30, 1997 from $49.4 million for the comparable period in 1996, a decrease of 1.0%. The decrease in manufacturing segment revenues was principally due to a decrease in the average selling price of acetone partially offset by an increase in both sales volumes and selling prices for phenol.

         Gross Profit: Gross profit increased $1.7 million to $22.0 million for the nine months ended September 30, 1997 from $20.3 million for the comparable period in 1996, an increase of 8.4%. As a percentage of revenues, gross profit decreased to 9.7% for the nine months ended September 30, 1997 from 11.6% for the comparable period in 1996. Gross profit for the marketing segment decreased by $.5 million to $10.1 million for the nine months ended September 30, 1997 from $10.6 million for the comparable period in 1996, a decrease of 4.7%. The decrease was principally the result of higher propylene sales, which historically have lower gross margins. The Company's overall gross margin would have been 12.0% and 11.7% during the nine months ended September 30, 1997 and 1996, respectively, had there been no propylene in the sales product mix. Gross profit for the manufacturing segment increased by $2.2 million to $11.9 million for the nine months ended September 30, 1997 from $9.7 million for the comparable period in 1996, an increase of 22.7%. The increase in total gross profit was principally the result of favorable prices in certain raw material costs, increases in the selling prices for phenol, reductions in manufacturing costs associated with the successful implementation of the QMAX technology in the production of cumene at the Blue Island Plant and a reduction in raw material costs resulting from a successful hedge of its propylene purchases. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of $492,970 which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge. Gross profit in both the manufacturing and marketing segments was also adversely impacted by decreases in acetone selling prices.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses remained at $12.0 million for the nine months ended September 30, 1997 and 1996. During the nine months ended September 30, 1997 depreciation and amortization expense increased due to capital improvements in the fourth quarter of 1996 related principally to the QMAX technology. This increase was principally offset by reductions in various selling, general and administrative expenses in several of the Company's operations.

         Operating Income: Operating income increased $1.5 million to $9.9 million for the nine months ended September 30, 1997 from $8.4 million for the comparable period in 1996, an increase of 17.9%. This increase was principally as a result of the factors that increased gross profit as discussed above.

         Interest Expense - Net: Net interest expense decreased by approximately $146,000 to $1,837,000 for the nine months ended September 30, 1997 from $1,983,000 for the comparable period in 1996, a decrease of 7.4%. This decrease in interest expenses was principally due to the Company's early retirement of debt in August of 1997 as discussed above.

         Other Expense - Net: Other expense consists of, among other items, the Company's proportionate share of income or loss from the operations of OTC. As noted above, on May 7, 1997, OTC refinanced its existing long-term debt and replaced it with an unsecured term loan. Concurrent with this refinancing, OTC incurred approximately $.6 million of one time charges related to the refinancing of which the Company recorded its proportionate share of approximately $.3 million.

         Foreign Currency Exchange Gain (Loss): Foreign currency exchange increased approximately $663,000 to a gain of $78,000 for the nine months ended September 30, 1997 from a loss of $585,000 for the comparable period in 1996. The gain was principally the result of the Company's activities in Venezuela.

         Income Tax Provision: The Company's provision for income taxes increased $0.6 million to $3.0 million for the nine months ended September 30, 1997 from $2.4 million for the comparable period in 1996, an increase of 25.0%. The Company's effective tax rate for the nine months ended September 30, 1997 was 36.6% as compared to 43.8% for the comparable period in 1996. The effective tax rate for 1996 was significantly higher than that of the current year due to the increased proportion of Venezuelan pre-tax loss in 1996 compared to 1997 for which no tax benefit was recorded. The Company's Venezuelan operations have not recorded any income tax benefit in 1996 and 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding Venezuelan operations, the effective tax rate for the nine months ended September 30, 1997 would have been approximately 36.0% compared to the effective tax rate for the nine months ended September 30, 1996 of 37.3%. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales by way of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

         Extraordinary Loss on Extinguishment of Debt - Net: The extraordinary loss on extinguishment of debt in the nine months ended September 30, 1997 primarily represents prepayment penalties associated with the Company's early extinguishment of certain of its debt in August 1997 as discussed above.

         Net Income: Net income increased $1.8 million to $4.6 million for the nine months ended September 30, 1997 from $2.8 million for the comparable period in 1996. The increase in net income was due to the factors stated above.

Liquidity and Capital Resources

         Net cash provided by operating activities increased by approximately $7.3 million to $3.8 million for the nine months ended September 30, 1997 as compared to the same period of 1996. This increase was due primarily to increases in the Company's working capital generated from higher net income for the period. Net cash provided by investing activities increased by approximately $23.9 million to $18.8 million for the nine month period September 30, 1997 compared to cash used in investing activities of approximately $5.1 million during the same period in 1996. This increase was due primarily to proceeds from the sale of the Company's common stock during its initial public offering, lower capital expenditures and proceeds from the sale of assets held for sale from the Company's discontinued operations. In addition, the Company's cash from financing activities decreased by approximately $28.3 million to a net cash used in financing activities of approximately $20.3 million during the nine months ended September 30, 1997 compared to cash provided by financing activities of approximately $8.1 million during the same period in 1996. The decrease was due primarily to the repayment of approximately $17.8 million in long-term debt provided by the increased cash from investing activities.

         During the third quarter of 1997, the Company raised approximately $21.8 million through an initial public offering of its common stock. In August 1997, approximately $14.0 million was used to repay certain outstanding indebtedness. After the repayment of such indebtedness, the Company now has a total borrowing capacity of approximately $72.8 million. The Company believes that the remaining funds available from this public offering, cash flow generated by operations, existing cash and the Company's borrowing capacity, are sufficient to meet the Company's business strategies through 1998 as outlined in the Company's Prospectus dated July 23, 1997.

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

ITEM 2-           CHANGES IN SECURITIES

         None.

ITEM 3 -          DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 -          OTHER INFORMATION

         None.

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - 27 - Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JLM INDUSTRIES, INC.

Dated: November 12, 1997            /s/ John L. Macdonald
                                    --------------------------------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer


                                    /s/ Frank A. Musto
                                    --------------------------------------------
                                    Frank A. Musto
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)