Form 10-K
period 1997-12-31
JLM INDUSTRIES INC
filed 1998-03-25
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                          Commission File No. 1-12333

                              JLM INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter.)

            Delaware                                    86-0385884
            --------                                    ----------
   (State of Incorporation)                (IRS Employer Identification No.)


 8675 Hidden River Parkway, Tampa, FL                    33637
 ------------------------------------                   -------
(Address of principal executive office)               (Zip Code)

                               (813) 632-3300
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None.


        Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.01 per share
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   [ X ]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at March 20, 1998 was $30,725,615, based upon the last reported sales price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at March 20, 1998 was 7,105,101.

Documents Incorporated by Reference:
None.


Forward Looking Information

         This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include: the cyclical nature of the worldwide chemical market; the possibility of excess capacity; fluctuations in the cost and availability of raw material prices; the political and economic uncertainties associated with international operations; fluctuations of foreign currency exchange; the risks associated with potential acquisitions, and the ability to implement other features of the Company's business strategy.

                                   PART I

ITEM 1.  BUSINESS:

         BUSINESS OVERVIEW

         JLM is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is the second largest marketer of acetone and the fifth largest supplier of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone at its Blue Island Plant and (iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 600 customers, including Ashland Chemical, Inc. ("Ashland"), B.F. Goodrich Co. ("B.F. Goodrich"), Borden, Inc. ("Borden"), Hoechst Celanese Corporation, E.I. duPont de Nemours and Company ("DuPont"), Dutch State Mines ("DSM"), Eli Lilly & Co., Georgia Pacific Corporation ("Georgia Pacific"), ICI Acrylics Inc. ("ICI Acrylics"), Minnesota, Mining and Manufacturing Company ("3M"), Neste Resins Corporation ("Neste"), Rohm & Haas Company ("Rohm & Haas") and Shell Chemicals Canada, Inc. ("Shell Chemicals Canada"). In 1996 and 1997, sales to the foregoing customers accounted for approximately 21.0% and 19.6%, respectively, of the Company's revenues. No single customer accounted for more than 10% of the Company's revenues in 1997.

        In 1977, John L. Macdonald, the Chief Executive Officer and
President of the Company, co-founded Gill and Duffus Chemicals, Inc., the domestic chemical trading operation of the London-based Gill and Duffus Holding PLC. As part of a management buy-out in 1982, Mr. Macdonald purchased Gill and Duffus Chemicals, Inc., and subsequently merged into Steuber Company, Inc., the domestic operations of the Steuber Group, a worldwide chemical distribution company. In 1986, Mr. Macdonald purchased the U.S. assets of the Steuber Group and formed JLM as the successor.

        Since 1986, the Company has grown rapidly by expanding its product sourcing arrangements and product offerings, acquiring manufacturing and terminaling facilities and providing superior customer service and product quality and availability. Among the Company's most significant corporate milestones are (i) its investment in 1987 in the Mt. Vernon Partnership, (ii) the formation in 1992 of Olefins Terminal Corporation ("OTC"), (iii) the acquisition of the JLM Terminal in 1992 and (iv) the acquisition of Blue Island Plant in 1995. In addition, the Company entered into its first exclusive marketing agreement with Sasol Chemical Industries (PTY) Ltd. (South Africa) ("SasolChem") in 1987 and began its expansion into the international markets with the opening of offices in Canada in 1987, Venezuela in 1992 and Europe in 1995.

INDUSTRY OVERVIEW

        Phenol

        Phenol is produced through the oxidation of cumene, which is produced from propylene and benzene. Acetone is produced as a co-product during this manufacturing process in the approximate ratio of 0.6 pounds of acetone for every 1.0 pound of phenol. Approximately 80.0% of global acetone production is produced as a co-product in the manufacture of phenol, and, as a result, phenol demand largely determines acetone production levels. The markets for phenol and acetone are cyclical and sensitive to changes in the balance between supply and demand, the price of feedstocks and the level of general economic activity.

        According to industry sources, current world phenol capacity is approximately 13.8 billion pounds (4.5 billion pounds in North America). The two largest end markets for phenol are phenolic resins, which is the Company's only market for phenol, and bisphenol A ("BPA"). Phenolic resins are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, and account for approximately 37.0% of total phenol demand. BPA is used as a raw material in the manufacture of high performance plastics such as those used in automobiles, household appliances, electronics and protective coatings applications. BPA, the fastest growing application for phenol, currently accounts for approximately 28.0% of phenol demand and is expected to grow to approximately 33.0% by the year 2000. Phenol for the production of BPA requires a greater degree of purification and is produced almost exclusively by manufacturers of BPA for their internal consumption. Any phenol not consumed internally by such manufacturers generally is sold to other end users. The Company believes sales of excess phenol by BPA producers will be relatively limited as the demand for BPA continues to increase, which should have a positive effect on phenol prices generally.

        Phenol selling prices and margins were at cyclical highs during 1995 and 1996. The Company expects worldwide and North American phenol demand to grow by approximately 3.2% and 2.5% per year, respectively, through 1999. The growth in demand is anticipated to be highest in Southeast Asia and, to a lesser extent, the United States. The Company also expects there to be little change in the levels of phenol production through

1998. As a result, production utilization rates should remain relatively high. Capacity expansions by several major phenol producers of approximately 3 billion pounds worldwide (1.2 billion pounds in the U.S.) starting in the year 2000 have recently been announced. It is unclear how many of these projects will ultimately be completed and the Company believes that it is possible that some of these announced capacity additions will not be built as scheduled.

        Acetone

        The largest end market for acetone is as a raw material in the production of methyl methacrylate ("MMA"), which is used as a chemical intermediate to produce acrylic sheeting and other chemical products, and as an ingredient for surface coating resins for the automotive and construction markets. Acetone is also used as a raw material in the production of BPA and as an industrial solvent.

        The U.S. Federal government has recently exempted acetone from all regulations as a volatile organic compound ("VOC"). To date, 32 states have followed the Federal government's ruling and the Company expects acetone to be exempted from VOC regulation by all 50 states in the near future. The Company believes that the exemption of acetone from VOC regulation will lead to increased demand for acetone based coatings and solvents.

        According to industry sources, current world acetone production capacity is approximately 8.5 billion pounds (2.9 billion pounds in North America). Selling prices and margins for acetone were at cyclical highs in 1995 and early 1996, similar to those for phenol, driven by growth in the use of acetone for the production of MMA, BPA (for engineering plastics), and a rejuvenated market for acetone based solvents. World demand is expected to grow approximately 2.5% annually through 1999. Recently announced capacity additions in Europe and the U.S. for phenol, if completed, would increase the capability for acetone production, which could be partially offset by closure of on-purpose production over the next few years. The Company expects acetone demand in North America to grow approximately 2.8% annually through 1999, driven primarily by growth in the BPA market of approximately 4.9% annually, renewed growth in acetone-based solvents of 3.0% annually, and a continued recovery in the MMA market.

        Propylene

        According to industry sources, current world propylene capacity is approximately 100 billion pounds with global demand for propylene expected to grow approximately 5.0% per year through 1999. North American capacity is currently approximately 30 billion pounds with North American demand expected to grow approximately 2.5% per year through 1999. The U.S. is expected to take a significant role in producing and sourcing propylene to international consumers.

        Over 50.0% of globally produced propylene is used in the manufacture of polypropylene which, in turn, is used primarily in plastic film and molded parts in consumer items, including automobile components, brushes, carpeting, rope and tape.

BUSINESS STRATEGY

        The Company's principal objective is to continue to expand the number of sources and breadth of its chemical products and the markets in which it distributes these products to enhance its position as a leading supplier to the worldwide chemical industry. Key elements of the Company's business strategy include:

        - Expand Sources of Supply through Joint Ventures, Acquisitions and Strategic Relationships. The Company will continue to seek to identify and pursue domestic and international opportunities to expand its sources of supply for products in or consistent with its core business. These opportunities may include additional joint ventures, acquisitions and strategic relationships. Consistent with this strategy, the Company formed the Mt. Vernon joint venture with General Electric Company ("GE") and an affiliate of CITGO in 1987, acquired the Blue Island Plant in 1995 and established a long-term supplier relationship with SasolChem in 1988. Certain phenol producers have recently announced their intentions to add approximately 3 billion pounds of annual production capacity starting in the year 2000. JLM is currently exploring opportunities to participate in certain of these expansions in order to secure additional sources of phenol and acetone.

        - Increase Sales of Existing Products; Add New Products. The Company will continue to develop its existing relationships and establish new relationships to increase the overall volume and types of products it distributes by (i) increasing the amount distributed by the Company of an existing supplier's output of a given chemical, (ii) distributing additional products for existing suppliers and (iii) adding new chemical producers to its supplier base. During 1996, the Company entered into agreements to distribute approximately 70 million additional pounds of chemicals for both existing and new suppliers in 1997, including ARCO Chemical Company ("ARCO Chemical"), Goodyear Tire & Rubber Co. ("Goodyear") and Monsanto Company ("Monsanto"). In addition, the Company recently expanded the product line it distributes for SasolChem. To date, the Company has entered into agreements with CONDEA Vista Company ("CONDEA Vista") to distribute butanol and with GE Plastics to become a U.S. distributor of styrene.

        - Continue International Expansion. The Company currently has international operations in South America, Europe and Asia. JLM intends to continue to utilize its chemical market experience, distribution and logistics capabilities and industry relationships to increase its international presence, particularly in the growing chemical markets of Asia and South America. JLM recently purchased a minority interest in SK Asia and has agreed to purchase a minority interest in SK Trading, both of which are participating in a Vietnamese joint venture that intends to construct a chemical plant in Vietnam that will produce dioctyl phthlate, a chemical used in the manufacture of plastics such as PVC. The Vietnamese joint venture also intends to construct terminaling and storage facilities in Vietnam and Malaysia. The Company believes that its indirect participation in the Vietnamese joint venture also will provide it with increased access to the Asian market.

        - Continue to Provide Superior Customer Service. JLM believes that its continued success will be in large part due to its emphasis on providing superior customer service. The Company believes it is well positioned to take advantage of current trends within the chemical industry as chemical producers continue to outsource their terminaling and logistics operations and reduce the number of outside distributors used. The Company focuses on providing sourcing, inventory and logistics solutions for its customers and endeavors to provide both its customers and suppliers with a level of service that is unmatched in the industry.

PRODUCTS AND CUSTOMERS

        JLM markets more than 50 chemical products to over 600 customers worldwide. In 1996 and 1997, sales of acetone, phenol and propylene accounted for approximately 65.0% and 59.0%, respectively, of the Company's total revenues. Set forth below is certain information about the Company's sales of acetone, phenol, propylene and certain other products, including representative customers for such products.

        Acetone

        In 1996 and 1997, JLM distributed approximately 424 and 353 million pounds, respectively, of acetone, of which approximately 63.0% and 83.0%, respectively, was sourced from the Blue Island Plant and the Mt. Vernon Plant. The largest end market application of acetone is as a raw material in the production of MMA, an important chemical intermediate used to make aircraft windows, lighting fixtures, medical/dental parts, storm doors and taillight lenses. Additional end market applications for acetone include adhesives, pharmaceuticals, solvents, paints and plastics. JLM's acetone customers include Ashland, B.F. Goodrich, DuPont, ICI Acrylics and Rohm & Haas.

        Phenol

        In 1996 and 1997, the Company distributed approximately 130 and 133 million pounds, respectively, of phenol, of which approximately 74.0% and 72.0%, respectively, was sourced from the Blue Island Plant. The two largest end market applications for phenol are phenolic resins, which are used in adhesives and bonding agents in plywood and other forest products, and BPA. JLM's phenol customers include Borden, Georgia Pacific and Neste.

        Propylene

        In 1996 and 1997, the Company distributed approximately 98 and 223 million pounds, respectively, of propylene. The largest end market application for propylene is as a raw material in the production of polypropylene which is used in the manufacture of appliance parts, automobile components, brushes, carpeting, rope and tape. Propylene is also used in the production of foams for furniture, insulation, elastomers, molded goods and pharmaceuticals. The Company also markets other olefins, including butadiene and ethylene. The Company's olefins customers include DuPont, Exxon Corporation ("Exxon"), GE and Goodyear. JLM's propylene customers include Borealis Exploration Limited, DSM and The Dow Chemical Corporation ("Dow Chemical").

        Other Products

        In addition to acetone, phenol and propylene, the Company markets and distributes other commodity and specialty chemicals including acetophenone, benzoic acid, butadiene, cumene, DDVP, esters, ethylene, fumaric acid, ketones, lindane and methanol. Some of JLM's customers for these products include BASF Corp., Dow Chemical, DSM, Goodyear, Lilly Industries Inc., PPG Industries Inc., Repsol, S.A. (Spain) ("Repsol") and Shell Chemicals Canada.

        During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10.0% of the Company's revenues.

MANUFACTURING AND PRODUCT SOURCING

        In order to support its worldwide marketing and distribution capabilities, the Company continually seeks to acquire assets and establish relationships to provide consistent and reliable sources of products. JLM sources a majority of its products from its Blue Island Plant and the Mt. Vernon Plant. In 1996 and 1997, the Blue Island Plant and Mt. Vernon Plant collectively supplied approximately 63.0% and 83.0%, respectively, of the total acetone sold by JLM and the Blue Island Plant supplied approximately 74.0% and 72.0%, respectively, of the total phenol sold by JLM.

        Blue Island

        The Company manufactures cumene, phenol, acetone and certain co-products including alpha methyl styrene ("AMS") and acetophenone at the Blue Island Plant. The Blue Island Plant has an annual manufacturing capacity of approximately 145 million pounds of cumene, 95 million pounds of phenol, 58 million pounds of acetone, 5 million pounds of AMS and 1 million pounds of acetophenone. The phenol produced at the Blue Island Plant can only be used in the production of phenolic resins and not in the production of BPA.

        The Blue Island Plant is strategically located south of Chicago, Illinois, near primary barge and rail transportation terminals that facilitate economic and efficient delivery of raw materials and shipment of finished products. In addition, this location affords the Company significant freight cost advantages in servicing its customer base (which is primarily located in the Midwest) in comparison to competitors located on the U.S. Gulf Coast.

        The Blue Island Plant utilizes a newly installed state-of-the-art UOP zeolite catalyst to produce cumene, the key raw material used to manufacture phenol and acetone. This process has improved the efficiency, profitability and quality of the cumene production and has eliminated the need to purchase supplemental cumene from outside sources. Additionally, the new technology has improved the purity of the Company's AMS and, as a result, the Company's average margin for AMS has increased significantly.

        The raw materials required for the production of cumene are propylene and benzene. The Company, under a long-term supply agreement which expires in 2005, obtains propylene via direct pipeline from the Clark Oil refinery located adjacent to the Blue Island Plant. The Company believes that the terms of its propylene supply contract provide it with a significant raw material cost advantage over many of its competitors, in part because the Company does not have to pay for any transportation costs for the propylene purchased under the supply agreement. The Company purchases benzene from three major petrochemical producers, generally under supply contracts at market rates.

        Currently, the Blue Island Plant is operating at full capacity, and in order to economically expand production capacity, it would be necessary to increase its capacity to that of a world-scale facility. However, physical limitations at the Blue Island Plant prohibit such an increase and as a result the Company has no plans to expand the Blue Island Plant. The Company is continually exploring opportunities to expand its manufacturing capabilities through acquisitions or joint ventures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

        Mt. Vernon Partnership

        In addition to its ownership of the Blue Island Plant, JLM participates in a manufacturing joint venture with GE and an affiliate of CITGO (the "Mt. Vernon Partnership") which owns and operates the Mt. Vernon Plant. The Company owns a 2.0% partnership interest in the Mt. Vernon Partnership, an Indiana limited partnership, that was formed to purchase the Mt. Vernon Plant from GE in November 1987. The Company's principal purpose for entering into the partnership was to secure a long-term source of supply for acetone. In 1988, the Company entered into a long-term acetone sales agreement with the Mt. Vernon Partnership. Under the terms of the acetone agreement, the Company is obligated through the year 2002, and thereafter unless the agreement is terminated upon prior notice, to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Petrochemicals, Inc. ("GE Plastics"). The agreement further provides that the Mt. Vernon Partnership cannot terminate the agreement as long as JLM is a partner in the Mt. Vernon Partnership. The initial term of this agreement expires in 2002 and continues thereafter for successive one-year terms unless one year's notice is otherwise provided by either party.

        The Company has been since 1988 and believes that it will in the future be able to continue to profitably market all the acetone offered to it under this agreement. Since 1994, the Company has sourced on average approximately 250 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds and it is anticipated over the next four years that the amount of acetone available to JLM will be further reduced by approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics.

        Under the terms of the partnership agreement for the Mt. Vernon Partnership, the management of the business and affairs of the partnership is controlled by the partners owning at least 66.0% of the partnership interests. The Mt. Vernon Partnership has entered into an operation and maintenance agreement with GE pursuant to which GE manages, operates and maintains the Mt. Vernon Plant. The partnership agreement generally provides GE with the right at any time to require the sale of JLM's interest in the Mt. Vernon

Partnership to a third party selected by GE and the right after December 31, 2008 to directly purchase JLM's interest in the partnership.

        Supplier Relationships

        In addition to its manufacturing facility and joint venture, JLM sources its products through long-established supplier relationships with many of the largest and most well-known chemical companies worldwide. Suppliers to JLM include ARCO Chemicals, Goodyear, Monsanto, Repsol and SasolChem. The structure of the Company's long-term relationships with its outside suppliers helps the Company mitigate the impact of cyclical market fluctuations in product supply and price to which typical spot traders or distributors are exposed. In a majority of JLM's supply contracts, the purchase price paid by JLM is not determined until after JLM sells the product, and is generally based on a fixed percentage profit per unit of product sold. In contrast, the typical spot trader or distributor may agree to a fixed purchase price prior to the sale, taking the market risk of effecting a successful resale of the product. In addition, spot traders do not typically enter into long-term supply contracts or relationships, thereby reducing their ability to service the needs of both customers and suppliers.

        In 1988, the Company entered into an agreement to purchase acetone from SasolChem, which was to remain in effect until either party gave six months notice of termination. In 1992, the Company entered into new agreements with SasolChem to purchase additional quantities of acetone, methyl-ethyl ketone and n-propanol. These new agreements are on terms substantially similar to its existing acetone agreement with SasolChem. The Company has since expanded its relationship with SasolChem to include the purchase and distribution of methyl-isobutyl ketone and ethanol in North America.

        The Company has recently entered into an agreement to distribute styrene monomer for GE Plastics. Styrene is the primary component used in the production of synthetic rubbers and plastics. Additionally, the Company has entered into agreements with ARCO Chemical Company, CONDEA Vista and Monsanto to distribute n-propanol, butanol and ethyl acetate, respectively.

TERMINALING AND STORAGE

        The Company, with an affiliate of Ultramar Diamond Shamrock Corp. ("UDS"), participates in a joint venture that owns and operates the OTC Terminal at the mouth of the Houston, Texas ship channel in Bayport, Texas. The facility is located on 2.4 acres of land and has throughput capacity of approximately 900 million pounds. The facility includes twin storage spheres with a total capacity of approximately 22 million pounds of propylene and is capable of handling and storing gaseous products at a full range of temperature and pressure conditions. The OTC Terminal is believed to be the only independent propylene export terminal in the U.S. and its Gulf Coast location is well suited to enable U.S. producers to place their products into the global market. See "Properties."

        The OTC Terminal is operated by Baytank (Houston) Inc. ("Baytank"), a major terminal owner and operator, under a long-term contract. OTC also leases from Baytank the land upon which the OTC Terminal is located. The Company was engaged by OTC to provide certain administrative and managerial services to OTC, including on-site supervision of terminal operations and certain bookkeeping and administrative matters.

        The Company has additional terminal and storage facilities located at the JLM Terminal on the Cape Fear River in Wilmington, North Carolina. The JLM Terminal is located on 14 acres of land, is accessible to ship, barge, rail and truck, is capable of handling a broad range of products including methanol, oxygenated solvents and inorganic chemicals, and has a total capacity of 15.2 million gallons. The facility includes three tank truck loading bays, six loading bays for jumbo rail cars, laboratory services and a computerized weigh scale. Of the total storage capacity at the JLM Terminal, the Company uses approximately 2.5 million gallons of capacity and the remainder is subject to long-term leases to third parties expiring from 1998 to 2002. See "Properties."

        The Company maintains inventory at approximately 15 locations across North America and in a number of locations in Europe and South America. In addition to the Company's owned terminal and storage facilities located at the JLM Terminal and OTC Terminal, the Company has approximately 3.5 million gallons of liquid storage capacity and approximately 500,000 pounds of palletized storage capacity pursuant to short-term leases at various locations in the U.S. The Company believes its storage facilities are adequate for the Company's current and anticipated near-term needs. Should the need arise for substantial amounts of additional storage facilities in the future, the Company does not currently anticipate any material difficulties in obtaining sufficient new storage facilities through purchase or lease at prevailing commercially reasonable rates. The Company operates a fleet of more than 100 rail cars and has long-term working relationships with a number of national barge lines and tank truck carriers. See "Properties."

SALES AND MARKETING

        The Company focuses on bulk quantity sales (generally not smaller than truck load lots) of commodity chemicals to over 600 customers worldwide in a broad range of industries. Product sourcing and marketing efforts are handled principally by the Company's sales team of 39 full time employees. Individual salespersons are assigned principal responsibility for specific supplier or customer relationships and for specific products. In addition, each salesperson is required to be familiar with all of the Company's products, suppliers and customers. Therefore, the Company believes it is able to respond to customer and supplier needs as well as to take advantage of changing market conditions more effectively than its competitors.

        JLM maintains offices in the U.S., Canada, the Netherlands, Venezuela and Thailand and recently opened two affiliate offices in India and one in Columbia. JLM also has an alliance with a distributor in Spain and operates through agency relationships in Italy, Brazil, Peru and Taiwan. In addition, the Company recently purchased a 25.0% interest in SK Asia, and has agreed to purchase a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intends to construct a chemical plant in Vietnam that will produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intends to construct terminaling and storage facilities in Vietnam and Malaysia.

        Approximately 2.7% and 2.2% of the Company's revenues in 1996 and 1997, respectively, were from sales of specialty chemicals. Prices for specialty chemicals are generally subject to smaller fluctuations than are those for commodity chemicals and specialty chemical sales generally carry higher gross margins. In establishing supply and distribution relationships in specialty chemicals, the Company attempts to leverage existing relationships and knowledge of the needs and objectives of both suppliers and customers.

        The Company's position as a large volume marketer, combined with JLM's knowledge of customer and supplier needs and objectives, affords it opportunities to effect product exchanges. Engaging in product exchange transactions allows the Company to solve customer or supplier problems and take profitable advantage of identified market trends. The Company's ability to engage in exchange transactions is enhanced by its terminal and storage capabilities that also enable the Company to accumulate inventory to take advantage of market trends.

        In its olefins marketing activities, JLM focuses on the international marketing of olefin petrochemical gases that require specialized shipping, handling and storage. The Company's olefins marketing activities to date have been largely trading oriented. However, the Company believes that its long-term relationships with essential industry participants and its access to terminal and storage facilities will enable the Company to become a large volume marketer of olefins. The Company has long-term supply and sales contracts with a number of major olefins producers and consumers in North America, South America, Europe and Asia. For example, the Company has supply relationships with Repsol and Copene-Petroquimica do Nordeste S.A. to source butadiene for the U.S. and with UDS, Exxon and Lyondell Petrochemical Company to export propylene from the U.S. Some of the Company's significant olefins customers include DuPont, Exxon, GE and Goodyear.

COMPETITION

        The Company operates in a highly competitive industry. Many of the Company's competitors have significantly greater financial, production and other resources than the Company. Many of the Company's competitors are large, integrated chemical manufacturers, some of whom have their own basic raw material resources. The Company competes to a lesser extent with certain chemical distribution companies and chemical traders.

        The Company competes in its marketing and distribution activities by providing superior customer service. In the opinion of the Company, the key elements of effective customer service include reliable and timely delivery of products, satisfying customer needs for quality and quantity and competitive pricing. The Company's long-term supplier relationships, terminal and storage facilities, transportation capabilities and industry and product knowledge support the Company's efforts to provide superior customer service. In addition, the Blue Island Plant's Midwest location gives it significant freight cost advantages in selling to its customers in the Midwest over its competitors' production facilities located in the Southeast.

EMPLOYEES

        As of December 31, 1997, the Company and its consolidated subsidiaries had approximately 161 full-time employees. Of these, 72 employees were in management and administration, 39 in sales and marketing and 50 were in production and distribution. Approximately 39 of the Company's domestic employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union. This agreement expires on October 31, 1998. The Company considers its relations with both its union and non-union employees to be satisfactory.

ENVIRONMENTAL REGULATION

        The Company and its operations are subject to federal, state, local and foreign environmental laws, rules, regulations, and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials ("Environmental Laws"). Compliance with such Environmental Laws may result in significant capital expenditures by the Company. Moreover, under certain Environmental Laws, the Company may be liable for remediation of contamination at certain of its current and former properties. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1990, as amended ("CERCLA") and similar state laws, the Company and prior owners and operators of the Company's properties may be liable for the costs of removal or remediation of certain hazardous or toxic materials on, under or emanating from the properties, regardless of their knowledge of, or responsibility for, the presence of such materials. CERCLA and similar state laws also impose liability for investigation, cleanup costs and damage to natural resources on persons who dispose of or arrange for the disposal of hazardous substances at third-party sites. In addition, under the Resource Conservation and Recovery Act of 1976 ("RCRA"), the holder of a permit to treat or store hazardous waste can be required to remediate environmental pollution from solid waste management areas at the permitted facility regardless of when the contamination occurred.

        Although it is impossible to predict precisely what effect Environmental Laws will have on the Company in the future, the Company believes, based on past experience and Management's best assessment of future events, that any environmental liabilities will be determined and incurred over an extended period of time, allowing the Company to fund them through its operating cash flow and mitigating their impact on the Company's results of operations. Accordingly, the Company further believes that the effect of any such environmental liabilities would not be material in relation to the Company's consolidated financial position at December 31, 1996 and 1997. Depending on future operating results, however, the environmental liabilities to be recorded in a given annual or quarterly period may result in charges that materially affect the Company's results of operations for that period.

        Although elevated levels of certain petroleum-related substances, organic chemicals and metals have been detected in groundwater and/or soils at the Company's Wilmington, North Carolina terminal facilities, the Company believes that the presence of such substances is the result of either historical use prior to the Company's acquisition of the site from Union Oil Company of California ("Unocal") in 1992 and/or migration from neighboring facilities (including an adjacent Superfund site that is currently being remediated). Unocal, the prior owner of the site, is currently implementing a state approved Remedial Action Plan ("RAP") to address onsite petroleum contamination. The Company is not subject to any requirements under the RAP and believes that the prior owner or the owners of the neighboring properties bear responsibility for any additional remediation of petroleum-related contaminants. Except for the ongoing remediation, no significant cleanup activities have been conducted at the JLM Terminal since it was acquired by the Company in 1992. Should remedial activities be conducted to address contaminants that are not petroleum-related, the Company has insufficient information regarding the types, concentrations, and possible cleanup levels of onsite contaminants to reasonably estimate costs that may be associated with such remediation. In addition, the Company may be entitled to be indemnified for such costs under the 1992 Asset Purchase Agreement between the Company and Unocal. Pursuant to indemnification provisions set forth in the agreement, Unocal agreed to indemnify the Company up to $7.5 million for environmental liabilities at the JLM Terminal. The Company believes that the low levels of various organic compounds detected in soils and groundwater at the Blue Island plant are the result of historical use of the site prior to its acquisition by the Company in 1995 and/or migration from neighboring facilities. The concentrations of some of these compounds exceed established state groundwater standards and/or cleanup objectives. However, the Company also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk), and the fact that the site is pending removal from the federal list of contaminated sites. To date, the Company has not been required to plan, undertake, or fund any remedial activities.

        Levels of organic compounds slightly in excess of regulatory reporting thresholds were detected in groundwater at the Polychem plant owned by the Company. The Company has been addressing the problem, and recent analytical results show that the levels of contaminants have decreased to acceptable levels. Accordingly, the Company has requested that state authorities permit closure of the remediation at the site.

        The Company does not believe that a material amount of funds will be required to complete remediation at any site.

ITEM 2.  PROPERTIES:

        The following table sets forth certain information as of December 31, 1997, relating to the Company's principal facilities:



                                                                             APPROXIMATE
FACILITY                          PRINCIPAL ACTIVITIES; LOCATION             SQUARE FEET              OWNED/LEASED
--------                          ------------------------------             -----------              ------------
Corporate Headquarters            Administration Headquarters;                  25,000                   Owned
                                  Tampa, Florida

Blue Island Plant                 Manufacturing;                               958,000                   Owned
                                  Blue Island, Illinois

OTC Terminal                      Terminaling and Storage;                     104,000                   Co-owned
                                  Houston, Texas



JLM Terminal                      Terminaling and Storage;                     609,000                   Owned
                                  Wilmington, North Carolina

North America Sales Offices       Blue Island, Illinois                           *                      Owned
                                  Houston, Texas                                  *                      Leased
                                  Wilmington, North Carolina                      *                      Owned
                                  Toronto, Canada                                 *                      Leased

International Sales Offices       Rotterdam, Netherlands                          *                      Leased
                                  Caracas, Venezuela                              *                      Leased
                                  Maracaibo, Venezuela                            *                      Leased
                                  Valencia,  Venezuela                            *                      Leased
                                  Bogota, Colombia                                *                      Leased
                                  Singapore                                       *                      Leased
                                  Bangalore, India                                *                      Leased

JLM Realty                        Wilmington, North Carolina                      *                      Owned


--------------
* Less than 25,000 square feet

ITEM 3.  LEGAL PROCEEDINGS:

        The Company is not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business. See Note 12 to Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

        The Company's common stock trades on the NASDAQ National Market under the symbol "JLMI." The following table sets forth the quarterly high and low trade prices of JLM's common stock during 1997 on the NASDAQ National Market beginning July 24, 1997, the first day of public trading:

    1997                          High                          Low
    ----                          ----                          ---
Third quarter                    $13.50                        $9.00
Fourth quarter                    12.75                         9.50


         As of March 20, 1998, there were 47 stockholders of record.

         The Company has not paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Furthermore, The Company and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party.

         In the fourth quarter of 1997, the Company utilized $400,000 of the then remaining $2.8 million of net proceeds from the Company's initial public offering consummated in July 1997 to purchase certain real property located in close proximity to the Company's Wilington, North Carolina terminal facility. The remaining $2.4 of net proceeds is currently being used to supplement general corporate purposes and working capital.


ITEM 6.  SELECTED FINANCIAL INFORMATION:

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            YEAR ENDED DECEMBER 31,

                                                    1993         1994          1995         1996          1997
                                                    ----         ----          ----         ----          ----
 STATEMENT OF INCOME DATA:
   Revenues                                       $ 174,322      $ 218,570     $289,371     $236,521     $286,822
   Gross profit                                       9,132         11,663       23,910       28,239       30,792
   Operating income                                   1,956          2,383        8,734       11,001       13,903
   Income from continuing operations before
   discontinued operations and
   extraordinary item                             $   1,157      $   1,109     $  3,629     $  4,357     $  7,091

 BASIC INCOME PER SHARE:
   Income from continuing operations before
   discontinued operations and
   extraordinary item                             $    0.23      $    0.22     $   0.72     $   0.89     $   1.23
                                                  =========      =========     ========     ========     ========
   Net income per share                           $    0.17      $    0.20     $   0.63     $   0.80     $   1.13
                                                  =========      =========     ========     ========     ========

 DILUTED INCOME PER SHARE:
   Income from continuing operations before
   discontinued operations and
   extraordinary item                             $    0.23      $    0.22     $   0.72     $   0.89     $   1.22
                                                  =========      =========     ========     ========     ========
   Net income per share                           $    0.17      $    0.20     $   0.63     $   0.80     $   1.12
                                                  =========      =========     ========     ========     ========

 Basic weighted average shares outstanding            5,011          5,011        5,011        4,878        5,753
 Diluted weighted average shares outstanding          5,011          5,011        5,011        4,878        5,790

 Pro forma basic income per share from
 continuing operations before discontinued
 operations and extraordinary item (1)            $    0.16      $    0.15     $   0.49     $   0.60     $   1.00
 Pro forma diluted shares outstanding (1)             7,361          7,361        7,361        7,227        7,099

 OTHER FINANCIAL DATA:
   Depreciation and amortization                  $     352      $     572     $  1,522     $  2,524     $  2,947
   EBITDA (2)                                         2,308          2,955       10,256       13,525       16,850

 BALANCE SHEET DATA:
   Working Capital (deficit)                      $   1,047      $   1,498     $   (274)    $   (966)    $ 13,275
   Total assets                                      35,945         55,031       86,498       86,387       83,561
   Total debt                                         5,182          6,561       23,204       31,043        5,964
   Total stockholders' equity                         6,462          7,411       10,519       13,444       38,821







CASH FLOW INFORMATION:
  Operating activities                            $  3,487      $  6,064     $  2,746    $       26   $     8,603
  Investing activities                              (3,229)       (1,218)      (4,661)       (6,631)       (3,176)
  Financing activities                              (2,086)           85         (469)        6,705        (5,012)
  Capital expenditures                               3,161         1,221        2,320         7,347         2,875



(1) The weighted average number of shares outstanding has been adjusted to include the 2,156,000 shares issued during the Company's initial public offering, the 190,000 shares purchased by the Underwriters of the Company's initial public offering to cover over-allotments and 3,415 shares purchased by employees of the Company under the Company's employee stock purchase plan.
(2) EBITDA represents the operating income of the Company plus depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

        The following discussion should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements of the Company and the Notes thereto included in this Annual Report. In particular, for information regarding the Company's operations in different industry segments and geographic locations see Note 21 of Notes to Consolidated Financial Statements.

GENERAL

        JLM is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone and (iii) sources acetone from its joint venture manufacturing operation. JLM's operating income has grown from $8.7 million in 1995 to $13.9 million in 1997, a compound annual growth rate of 16.9%. This growth was achieved primarily as a result of the acquisition and successful integration of the Blue Island Plant, increased sales of existing products and the addition of new products.

        A majority of the Company's revenue is derived from the sale of commodity chemicals, prices for which are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. As a result, the Company believes that revenues may not be an accurate indicator of the Company's overall financial performance. Rather, revenues should be considered along with operating income and net income to accurately measure the Company's financial performance. For example as average acetone, phenol and propylene selling prices declined from 1995 to 1996, the Company's revenues declined by approximately 18.3% over the same period. However, in 1996 operating income and net income increased 26.0% and 23.5%, respectively, in comparison to the prior year's results.

        The Company's business consists of a manufacturing and a marketing segment. The Company's manufacturing segment includes the operations of the Blue Island Plant and the sale of acetone manufactured at the Mt. Vernon Phenol Plant. The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

        Set forth below, for the periods indicated, is certain information regarding the contributions by the marketing and manufacturing segments to the Company's revenues, gross profit, operating income, gross margin and operating margin. The marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products that are manufactured at the Blue Island Plant. In addition, the marketing segment operating income reflects the expenses associated with the sale of such products. The marketing segment also includes an assumed allocation of revenues, costs of goods sold and expenses associated with the sale of products sourced from the Mt. Vernon Plant, which allocation has been determined on a basis consistent with the assumed commission for sale of products manufactured at the Blue Island Plant. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                     (IN THOUSANDS, EXCEPT PERCENTAGES)

                                        1995                        1996                      1997
                                        ----                        ----                      ----
Revenues:
   Marketing                      $229,505       79.3%      $176,274        74.5%     $221,301      77.2%
   Manufacturing                    59,866       20.7         60,247        25.5        65,521      22.8
                                  --------      -----       --------       -----      --------     -----
Total revenues                    $289,371      100.0%      $236,521       100.0%     $286,822     100.0%
                                  ========      =====       ========       =====      ========     =====

Gross profit:
    Marketing                     $ 14,154       59.2%      $ 15,241        54.0%     $ 14,326      46.5%
    Manufacturing                    9,756       40.8         12,998        46.0        16,466      53.5
                                  --------      -----       --------       -----      --------     -----
Total gross profit                $ 23,910      100.0%      $ 28,239       100.0%     $ 30,792     100.0%
                                  ========      =====       ========       =====      ========     =====
Segment operating profit:
    Marketing                     $  5,186       45.7%      $  5,011        39.8%     $  5,407      33.5%
    Manufacturing                    6,164       54.3          7,586        60.2        10,753      66.5
                                  --------      -----       --------       -----      --------     ------
Total segment operating
    income                          11,350      100.0%        12,597       100.0%       16,160     100.0%

Corporate expense                   (2,616)         -         (1,596)          -        (2,257)        -
                                  --------      -----       --------       -----      ---------    -----
Total operating income            $  8,734      100.0%      $ 11,001       100.0%     $ 13,903     100.0%
                                  ========      =====       ========       =====      ========     =====



                     AS A PERCENTAGE OF SEGMENT REVENUES
                           YEAR ENDED DECEMBER 31,

                                     1995           1996           1997
                                     ----           ----           ----
Gross margin:
  Marketing                            6.2%          8.6%           6.5%
  Manufacturing                       16.3          21.6           25.1
                                      ----          ----           ----
Total gross margin                     8.3%         11.9%          10.7%

Segment operating margin:
  Marketing                            2.3%          2.8%           2.4%
  Manufacturing                       10.3          12.6           16.4
                                     -----          ----           ----
Total segment operating
  margin                               3.9%          5.3%          5.63%


MARKETING SEGMENT

        The marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including growth in the homebuilding and automobile sectors and the overall economic environment. The Company's supply agreements, primarily relating to acetone, frequently contain a term providing for a fixed percentage profit per unit of product sold. In addition, the Company's supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company's option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

        In 1995, the Company instituted changes in its shipping and handling of olefins in order to increase its olefins marketing gross profit margins. Specifically, the Company now attempts to secure free on board ("FOB") shipping terms for its bulk commodity sales and, when unable to do so, attempts to negotiate extended free time for unloading vessels at the port of destination. By doing so, the Company has reduced the risks of incurring charges for delays in unloading vessels at the port of destination. In 1995, as a result of the implementation of these changes, the Company experienced lower revenues, but improved gross margins, from its olefins marketing activities.

        In May 1997, the Company and its joint venture partners agreed to restructure their investments in OTC. As a result, the Company and UDS bought out the interest of a third joint venture partner and each became a 50% owner of OTC. The Company accounts for its investment in OTC through the equity method of accounting. (See Note 5 of Notes to Consolidated Financial Statements). As part of the restructuring, OTC's $3.6 million of existing indebtedness was refinanced and the take-or-pay terminaling agreement between OTC and the Company's olefins marketing operations was cancelled and a new terminaling arrangement was implemented. The original take-or-pay terminaling agreement resulted in charges to JLM's pre-tax income of $1.3 million in 1994, $1.3 million in 1995, and $1.4 million in 1996, and the Company did not generate significant revenues at the terminaling facility to offset these charges. Under the new arrangement, effective as of January 1, 1997, the Company will pay terminal throughput fees only when it utilizes the terminaling facility thus generating offsetting revenues. The Company expects that this arrangement should improve the Company's gross profit potential (as compared to historical results) because the Company will no longer be required to incur terminal fees without accompanying revenues.

        The Company's Venezuelan operations, which accounted for 3.4% of 1997 total revenues, exposes it to the risk of hyperinflation and currency devaluation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the effects of fluctuations in exchange rates in translating the net assets of the financial statements in a hyperinflationary economy require any gains or losses to be included in current net income. During the period 1994 through April 1996, exchange controls imposed by the Venezuelan government, followed by rapid devaluation, created translation losses that were charged against earnings in each of the respective accounting periods. In April 1996, exchange controls were lifted and have contributed to stabilizing the currency.

MANUFACTURING SEGMENT

        The results of operations of the Company's manufacturing segment are influenced by a number of factors, including economic conditions, competition and the cost of raw materials, principally propylene and benzene. The Company's ability to pass along raw material price increases to its customers is limited because the commodity nature of the chemicals manufactured at the Blue Island Plant restricts the Company's ability to increase prices. As a result of an anticipated propylene price increase, in 1996 the Company entered into a financial hedging contract in order to minimize its exposure in the first quarter of 1997 to fluctuations in the price of propylene. Gains and losses for such contracts are recognized as an adjustment of cost of sales at the time the finished products are sold. As a result, in the first quarter of 1997 the Company had a gain on the hedging contract of approximately $500,000, which reduced cost of sales for this period by a corresponding amount.

        The development of financial instruments to hedge against changes in the prices of propylene and benzene has only recently occurred and the Company has just begun using such instruments. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase.

        Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, it would be necessary to increase its capacity to that of a worldscale facility. However, physical limitations at the Blue Island Plant prohibit such an increase and, as a result, the Company has no plans to expand the Blue Island Plant. In 1997, the second full year of ownership of the Blue Island Plant, approximately 71.0% of the Company's total segment operating income was derived from the manufacturing segment.

        Since 1994, the Company has sourced, on average, approximately 250 million pounds annually of acetone from the Mt. Vernon Plant. The Company is required to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Plastics. In 1996, the amount of acetone available to JLM was reduced by approximately 15 million pounds and it is anticipated that over the next four years the amount of acetone available to JLM will be further reduced by approximately 35 to 40 million pounds. The reduction in the amount of acetone sourced from the Mt. Vernon Plant is the result of increased consumption by GE Plastics. In view of capacity limitations affecting the Blue Island Plant and the anticipated reduction in product sourced from the Mt. Vernon Plant, the Company anticipates any growth in the manufacturing segment will come as a result of additional acquisitions or joint ventures.

TAX MATTERS

        JLM accounts for income taxes on a consolidated basis and accrues for tax liabilities based on its U.S. earnings. The Company's foreign subsidiaries file tax returns in the country where incorporated. To the extent these subsidiaries are profitable, taxes are payable based on that country's prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit to be applied against the Company's U.S. consolidated return for the foreign taxes paid by the Company's foreign subsidiaries. If losses are incurred, countries in which the Company's foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years. The Company's Venezuelan operation has incurred losses which have generated net operating loss carryforwards ("NOL's") and, based on Venezuelan tax regulations, these NOL's may be carried forward for three years. In addition, the Company's Holland operation has incurred losses which have generated NOL carryforwards and, based on Netherlands' tax regulations, these NOL's may be carried forward indefinitely. However, these foreign losses are not deductible for U.S. federal income tax purposes and as a result cannot be offset against U.S. pre-tax profits.

        In an effort to reduce its U.S. federal and state income tax liability, in 1994 the Company established a foreign sales corporation ("FSC"). Under the Internal Revenue Code, FSCs are granted tax incentives for exporting U.S. produced goods overseas, and as such, there are specific tax benefits to the Company for the products it exports. If specific conditions are met under the Internal Revenue Code, up to 65.0% of the commission income earned by the FSC from these export transactions may be exempted from U.S. taxation. Since the formation of the FSC, the Company has met these requirements, thereby reducing its taxable income.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        Revenues. Revenues increased $50.3 million to $286.8 million for the year ended December 31, 1997 from $236.5 million for the prior year, an increase of 21.3%. Revenues for the marketing segment increased $45.0 million to $221.3 million for the year ended December 31, 1997 from $176.3 million for the prior year, an increase of 25.5%. The increase in marketing revenues was generally the result of increased sales in the Company's

Olefins division, principally propylene, between Latin America and Europe during the second half of 1997 and between United States and the Far East during the first half of 1997. Revenues for the manufacturing segment increased $5.3 million to $65.5 million for the year ended December 31, 1997, from $60.2 million for the prior year, an increase of 8.8%. The increase in manufacturing segment revenues was primarily due to an increase in overall acetone sales volumes and an increase in phenol selling prices both of which were partially offset by a decrease in the average selling price of acetone.

        Gross Profit. Gross profit increased $2.6 million to $30.8 million for the year ended December 31, 1997 from $28.2 million for the prior year, an increase of 9.2%. As a percentage of revenues, total gross profit was 10.7% in 1997 compared to 11.9% for the prior year. This decrease is due to lower margins from the Company's Olefins division (principally propylene) that had higher sales volumes in the current year as noted above which was partially offset by the full-year contribution of higher margin products from the Blue Island Plant. Gross profit for the marketing segment decreased $0.9 million to $14.3 million for the year ended December 31, 1997, from $15.2 million for the prior year, a decrease of 5.9%. This decrease was principally the result of higher sales in the Olefins division with lower margins than the other marketing products. The Company's overall gross margin would have been 12.8% and 13.81% during the years ended 1997 and 1996 had there been no propylene in the product mix. Gross profit for the manufacturing segment increased $3.5 million to $16.5 million for the year ended December 31, 1997 from $13.0 million for the prior year, an increase of 26.9%. The increase in total gross profit was principally the result of favorable prices in certain raw material costs, increases in the selling prices for phenol, reductions in manufacturing costs associated with the successful implementation of the QMAX technology in the production of cumene at the Blue Island Plant and a reduction in raw material costs resulting from a successful hedge of its propylene purchases. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of $492,970 which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge. Gross profit in both the manufacturing and marketing segments was also adversely impacted by decreases in acetone selling prices.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $16.9 million for the year ended December 31, 1997 from $17.2 million for the prior year, a decrease of 1.7%. During the year ended December 31, 1997, depreciation and amortization expense increased due to capital improvements in the fourth quarter of 1996 related principally to the QMAX technology and to the depreciation from the additional storage tanks built in July 1997 at the Company's terminaling facility. This increase was offset by reductions in various selling, general and administrative expenses in the Company's foreign operations.

        Operating Income. Operating income increased $2.9 million to $13.9 million for the year ended December 31, 1997 from $11.0 million for the prior year an increase of 26.4%. The increase was principally the result of the increase in gross profit, and by the decrease in selling, general and administrative expenses mentioned above.

        Interest Expense - Net. Interest expense decreased $0.7 million to $2.1 million for the year ended December 31, 1997 from $2.8 million for the prior year, a decrease of 25%. This decrease is principally due to the Company's early retirement of debt in August of 1997 with funds received from the Company's initial public offering.

        Foreign Currency Exchange (Loss) Gain. The results from foreign currency exchange increased $0.6 million to a gain of $0.1 million for the year ended December 31, 1997 from a loss of $0.5 million for the prior year. Substantially all of these losses in 1996 were the result of the Company's activities in Venezuela. In December 1995, the Company began using the market rate, in accordance with SFAS No. 52, to recognize foreign currency exchange gains and losses for its Venezuelan subsidiary rather than using the official Venezuelan rate. During the first quarter of 1996, the market rate for U.S. dollars rose from 350 to 470 bolivars per dollar, at which time it stabilized for the remainder of 1996. In 1997, the bolivars' rate per U.S. dollar rose by only 25 bolivars per U.S. dollar.

        Income Tax Provision. The Company's provision for income taxes increased $0.8 million to $3.9 million for the year ended December 31, 1997 from $3.1 million for the prior year, an increase of 25.8%. The effective tax rate for 1996 was significantly higher than that of the current year due to the increased proportion of Venezuelan pre-tax loss in 1996 compared to 1997 for which no tax benefit was recorded. The Company's Venezuelan operations have not recorded any income tax benefit in 1996 and 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding Venezuelan operations, the effective tax rate for the year ended December 31, 1997 would have been approximately 36.1% compared to the effective tax rate for the year ended December 31, 1996 of 38.3%. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

        Net Income. Net income increased $2.6 million to $6.5 million for the year ended December 31, 1997 from $3.9 million for the prior year, an increase of 66.7%, principally due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        Revenues. Revenues decreased $52.9 million to $236.5 million for the year ended December 31, 1996 from $289.4 million for the prior year, a decrease of 18.3%. Revenues for the marketing segment decreased $53.2 million to $176.3 million for the year ended December 31, 1996 from $229.5 million for the prior year, a decrease of 23.2%. Substantially all of the decrease was a result of changes made by the Company in its olefins marketing strategy to reduce its exposure to shipping and handling charges. To a lesser extent, the decrease was also attributable to a decrease of $12.9 million in opportunistic sales of certain products in 1995 that did not recur in 1996 and a decrease in revenues of $6.8 million from Venezuelan operations primarily as a result of the devaluation of the local currency. These decreases more than offset the increase in revenues of $9.0 million from a full year of the Company's European operations in 1996 as compared to nine months in 1995. Revenues for the manufacturing segment increased $0.3 million to $60.2 million for the year ended December 31, 1996, from $59.9 million for the prior year, an increase of

0.6%. This increase was principally the result of a decline in sale of acetone from the Mt. Vernon Plant which was offset by the $17.8 million increase in sales resulting from a full year of the Blue Island Plant's operations in 1996 compared to seven months in 1995.

        Gross Profit. Gross profit increased $4.3 million to $28.2 million for the year ended December 31, 1996 from $23.9 million for the prior year, an increase of 18.1%. As a percentage of revenues, total gross profit increased to 11.9% in 1996 compared to 8.3% for the prior year, primarily due to the full-year contribution of higher gross margin products from the Blue Island Plant and higher distribution margins. Gross profit for the marketing segment increased $1.0 million to $15.2 million for the year ended December 31, 1996, from $14.2 million for the prior year, an increase of 7.7%. Despite generally lower selling prices on many products, margins were significantly higher in 1996 as compared to the prior year principally as a result of the exercise by the Company of its options on certain acetone sales contracts. Gross profit for the manufacturing segment increased $3.2 million to $13.0 million for the year ended December 31, 1996 from $9.8 million for the prior year, an increase of 33.2%, primarily as a result of including a full year of operations of the Blue Island Plant which generally carry higher gross margins.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million to $17.2 million for the year ended December 31, 1996 from $15.2 million for the prior year, an increase of 13.2%. The increase was primarily the result of including a full year of operations of the Blue Island Plant. To a lesser extent, the marketing segment experienced increased distribution costs in 1996 as compared to 1995, which more than offset reduced compensation costs for this period.

        Operating Income. Operating income increased $2.3 million to $11.0 million for the year ended December 31, 1996 from $8.7 million for the prior year an increase of 26.4%. The increase was principally the result of the increase in gross profit, which was partially offset by the increase in selling, general and administrative expenses.

        Interest Expense - Net. Interest expense increased $1.0 million to $2.8 million for the year ended December 31, 1996 from $1.8 million for the prior year principally due to the additional interest expense associated with the inclusion of the Blue Island Plant for the full year and to a lesser extent to increased borrowings used to fund working capital requirements associated with the Company's marketing segment.

        Foreign Currency Exchange (Loss) Gain. Foreign currency exchange decreased $0.6 million to a loss of $0.5 million for the year ended December 31, 1996 from a loss of $1.1 million for the prior year. Substantially all of these losses were the result of the Company's activities in Venezuela. In December 1995, the Company began using the market rate, in accordance with SFAS No. 52, to recognize foreign currency exchange gains and losses for its Venezuelan subsidiary rather than using the official Venezuelan rate. The effect of using the market rate resulted in an additional $0.4 million foreign exchange loss during 1995. During the first quarter of 1996, the market rate for U.S. dollars rose from 350 to 470 bolivars per dollar, at which time it stabilized for the remainder of 1996.

        Income Tax Provision. The Company's provision for income taxes increased $1.0 million to $3.1 million for the year ended December 31, 1996 from $2.1 million for the prior year, an increase of 47.6%, principally as a result of the Company's inability to apply $1.2 million of pre-tax losses from its Venezuelan operations to reduce its U.S. taxable income. The Company's effective income tax rate increased to 44.4% for 1996 as compared to 40.1% for 1995.

        Net Income. Net income increased $0.7 million to $3.9 million for the year ended December 31, 1996 from $3.2 million for the prior year, an increase of 21.9%, principally as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities increased by approximately $8.6 million to $8.6 million for the year ended December 31, 1997 as compared to the same period of 1996. This increase was due primarily to increases in the Company's working capital generated from higher net income for the period. Net cash used in investing activities decreased by approximately $3.4 million to $3.2 million for the year ended period December 31, 1997 compared to approximately $6.6 million during the same period in 1996. This decrease was due primarily to lower capital expenditures and higher proceeds from the sale of assets held for sale from the Company's discontinued operations partially offset by an increase of $2 million in investments. The Company's cash from financing activities decreased by approximately $11.7 million to a net cash used in financing activities of approximately $5.0 million during the year ended December 31, 1997 compared to cash provided by financing activities of approximately $6.7 million during the same period in 1996. The decrease was due primarily to the repayment of approximately $17.6 million in long-term debt from funds received from the Company's initial public offering of $20.9 million, net of stock issuance costs. Additionally, the Company repaid approximately $8.0 million of loans payable in 1997 as compared to proceeds from loans payable of $6.2 million during the same period in 1996.

        During 1997, the Company raised approximately $21.8 million through an initial public offering of its common stock. In August 1997, approximately $14.0 million was used to repay certain outstanding indebtedness. During December 1997, the Company renegotiated one of its line of credit agreements whereby the Company increased the line by $19.0 million to $30.0 million. After the repayment of such indebtedness and the renegotiated line of credit, the Company now has a total borrowing capacity of approximately $72.1 million. The Company believes that the remaining funds available from this public offering, cash flow generated by operations, existing cash and the Company's borrowing capacity, are sufficient to meet the Company's business strategies through 1998.

        In July 1997, the Company completed the construction of an additional storage tank at the JLM Terminal. The new storage tank increased JLM's current storage capacity at the JLM Terminal by 3 million pounds. Costs associated with the evaluation, planning, design and construction of the tanks was funded out of working capital.

        In April 1997, the Company entered into an agreement to purchase a 12.7% interest in SK Chemical Trading Pte. Ltd. The agreement provides that upon commencing construction of a chemical plant in Vietnam, the Company is required to pay an additional

$0.5 million as additional consideration for its ownership interest in SK Chemical Trading Pte. Ltd. The Company expects to fund this payment through the Company's current credit facilities.

        In February 1998, the Company signed a non-binding letter of intent to purchase all of the assets of Browning Chemical Company ("Browning") for $9.5 million of which $7.5 million will be paid in cash and the remaining $2.0 million will be evidenced by a promissory note payable in equal installments over four years. Browning is a leading distributor of inorganic chemicals throughout the United States. It is expected that the purchase will be consummated March 31, 1998 provided, however, the consummation of the purchase is subject to, among other things, negotiation and execution of a definitive agreement.

        On February 20, 1998, the Company entered into a non-binding agreement to purchase 50.1% of the outstanding stock of Inquinosa S.A. ("Inquinosa"). The purchase price will be determined based upon earnings over a five-year period as defined in the agreement. The consummation of the purchase is subject to, among other things, negotiation and execution of a definitive agreement. Inquinosa is a leading marketer of lindane throughout the world.

        On March 2, 1998, the Company signed a non-binding letter of intent to acquire 100% of the outstanding stock of Tolson Holding B.V. ("Tolson"), for approximately $5.7 million. The purchase will require the Company to make a $2.9 million cash down payment and execute a $2.8 million note payable due in five equal installments with interest accruing at the six month LIBOR rate and a $750,000 balloon payment. However, pursuant to the terms of the letter of intent, the purchase price may be subject to certain adjustments, which adjustments could partially or completely offset the cash purchase price. The consummation of the purchase is subject to, among other things, negotiation and execution of a definitive agreement. Tolson is a Dutch global distributor and trader of methanol, solvents, aromatics and olefins.

        On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") for a phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company will advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment will be paid as follows: $5 million on December 31, 1998, $6.5 million in 1999 and the remaining balance in 2000. In return, Solutia will sell up to the greater of 125 million pounds of phenol per year, or 31% of the phenol produced by the plant per year, to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the advance payments mentioned above. Construction of the plant is anticipated to commence in the beginning of 1999 and phenol production is anticipated to begin at the plant in the fourth quarter of 2000.

        The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $1.2 million for each of the years 1998, 1999 and 2000.

        JLM believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy. In addition, requirements of bringing the Company's information systems to compliance with Year 2000 standards will not have a material impact on its liquidity or capital resources.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 26
Consolidated Balance Sheets - December 31, 1996 and 1997                     27
Consolidated Statements of Income - Years Ended December 31, 1995,
  1996 and 1997                                                              28
Consolidated Statements of Changes in Stockholders' Equity - Years
  Ended December 31, 1995, 1996 and 1997                                     29
Consolidated Statements of Cash Flows - Years Ended December 31,
  1995, 1996 and 1997                                                        30
Notes to Consolidated Financial Statements                                   31

                 CONSOLIDATED SUPPLEMENTAL SCHEDULE

Independent Auditors' Report                                                 47
Supplemental Schedule                                                        48


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position JLM Industries, Inc. and subsidiaries as of December 31, 1996 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Tampa, Florida

February 25, 1998
(March 10, 1998 as to the third and
fourth paragraphs of Note 22)

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

ASSETS                                                                1996                  1997
                                                                      ----                  ----
Current Assets:
  Cash and cash equivalents                                           $ 4,792,473           $  5,214,197
  Accounts Receivable:
    Trade                                                              25,721,911             26,457,677
    Other                                                               1,864,084              3,012,975
  Inventories                                                          13,283,576             11,880,961
  Prepaid expenses and other current assets                             3,699,913              2,278,224
  Assets held for sale                                                  1,924,394                203,009
                                                                      -----------           ------------
          Total current assets                                         51,286,351             49,047,043
  Other investments                                                     1,881,066              3,436,976
  Note receivable from Olefins Terminal Corporation                     2,320,313                      -
  Property and equipment, net                                          29,368,360             29,505,011
  Other assets                                                          1,530,565              1,571,541
                                                                      -----------           ------------
          Total assets                                                $86,386,655           $ 83,560,571
                                                                      ===========           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                               $39,590,106           $ 34,474,758
  Current portion of long-term debt                                     3,962,385                789,277
  Loans payable                                                         8,366,520                379,034
  Income taxes payable                                                     33,322                129,161
  Deferred revenue                                                        300,475                      -
                                                                      -----------           ------------
          Total current liabilities                                    52,252,808             35,772,230
  Long-term debt less current portion                                  17,808,872              4,795,895
  Deferred income taxes                                                 2,538,980              3,949,910
  Minority Interest                                                       137,802                      -
  Other liabilities                                                       203,761                221,747
                                                                      -----------           ------------
          Total liabilities                                            72,942,223             44,739,782
Commitments and Contingencies (Note 12)
 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                                             -                      -
    Common stock - $.01 par value. Authorized
    30,000,000 shares; issued and outstanding
    5,011,200 shares and 7,105,101, respectively                           50,112                 71,051
    Additional paid-in capital                                            489,888             21,074,912
    Retained earnings                                                  13,467,898             17,709,397
    Foreign currency translation adjustment                               (41,266)               (34,571)
                                                                      -----------           ------------
                                                                       13,966,632             38,820,789
  Less treasury stock at cost - 267,264 shares                           (522,200)                     -
                                                                      -----------           ------------
          Total stockholders' equity                                   13,444,432             38,820,789
                                                                      -----------           ------------
          Total liabilities and stockholders' equity                  $86,386,655           $ 83,560,571
                                                                      ===========           ============

                      See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                               1995                 1996                1997
                                                               ----                 ----                ----
Revenues                                                    $289,370,945         $236,521,183        $286,822,166
Cost of sales                                                265,460,931          208,281,667         256,030,337
                                                            ------------         ------------        ------------
  Gross profit                                                23,910,014           28,239,516          30,791,829
Selling, general and administrative expenses                  15,175,815           17,237,736          16,889,268
                                                            ------------         ------------        ------------
  Operating income                                             8,734,199           11,001,780          13,902,561
Interest expense - net                                        (1,757,326)          (2,814,667)         (2,082,986)
Other income (expense) - net                                     152,320              196,896            (583,409)
Foreign currency exchange (loss) gain - net                   (1,074,974)            (527,652)             83,852
                                                            ------------         ------------        ------------
Income before minority interest and income
  taxes                                                        6,054,219            7,856,357          11,320,018
Minority interest in loss (income) of
   subsidiaries                                                    4,670              (82,103)             61,878
                                                            ------------         ------------        ------------
Income from continuing operations before
   income taxes, discontinued operations and
   extraordinary item                                          6,058,889            7,774,254          11,381,896
                                                            ------------         ------------        ------------
Income tax provision:
  Current                                                      2,093,004            2,073,586           2,880,263
  Deferred                                                       336,793            1,343,849           1,410,930
                                                            ------------         ------------        ------------
  Total income tax provision                                   2,429,797            3,417,435           4,291,193
                                                            ------------         ------------        ------------
Income from continuing operations before
  discontinued operations and extraordinary item               3,629,092            4,356,819           7,090,703
Discontinued operations:
  Loss from operations of discontinued
    operations (net of income tax benefit of
    $217,000, $279,000 and $121,400,respectively)               (325,728)            (419,215)           (182,053)
  Loss on disposal of discontinued operations
    (net of income tax benefit of $81,000,
    $4,000 and $19,400, respectively)                           (121,574)              (9,050)            (29,054)
                                                            ------------         ------------        ------------
Income before extraordinary item                               3,181,790            3,928,554           6,879,596
Extraordinary loss on extinguishment of debt
  (net of income tax benefit of $257,000)                              -                    -            (385,842)
                                                            ------------         ------------        ------------
Net income                                                  $  3,181,790         $  3,928,554        $  6,493,754
                                                            ============         ============        ============
Basic income per share:
  Income from continuing operations before
   discontinued operations and extraordinary item           $       0.72         $       0.89        $       1.23
                                                            ============         ============        ============
  Net income                                                $       0.63         $       0.80        $       1.13
                                                            ============         ============        ============
Diluted income per share:
  Income from continuing operations before
   discontinued operations and extraordinary item           $       0.72         $       0.89        $       1.22
                                                            ============         ============        ============
  Net income                                                $       0.63         $       0.80        $       1.12
                                                            ============         ============        ============
Weighted average shares outstanding                            5,011,200            4,877,568           5,752,579
Diluted weighted average shares outstanding                    5,011,200            4,877,568           5,789,988

                    See notes to consolidated financial statements.

                              JLM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                                                          Foreign
                                                           Additional                     Currency
                                 Preferred     Common       Paid-in       Retained      Translation    Treasury      Stockholders'
                                   Stock        Stock       Capital       Earnings       Adjustments     Stock          Equity
                                   -----        -----       -------       --------       ----------      -----          ------
Balance at December 31, 1994       $     -     $  50,112   $   489,888     $ 6,967,472    $ (96,486)    $       -   $   7,410,986
Stockholder distributions                -             -             -        (147,080)           -             -        (147,080)
Net income                               -             -             -       3,181,790            -             -       3,181,790
Currency translation
  adjustment                             -             -             -               -       73,677             -          73,677
                                   -------     ---------   -----------     -----------    ---------     ---------   -------------
Balance at December 31, 1995             -        50,112       489,888      10,002,182      (22,809)            -      10,519,373
Stockholder distributions                -             -             -        (462,838)           -             -        (462,838)
Net income                               -             -             -       3,928,554            -             -       3,928,554
Foreign currency
  translation adjustment                 -             -             -               -      (18,457)            -         (18,457)
Purchase of treasury
  shares                                 -             -             -               -            -      (522,200)       (522,200)
                                   -------     ---------   -----------     -----------    ---------     ----------  -------------
Balance at December 31, 1996             -        50,112       489,888      13,467,898      (41,266)     (522,200)     13,444,432
Stockholer distributions                 -             -             -      (1,732,728)           -             -      (1,732,728)
Retirement of treasury shares            -        (2,673)            -        (519,527)           -       522,200               -
Proceeds from sale of stock              -        23,495    21,823,334               -            -             -      21,846,829
Stock issuance costs                     -             -    (1,238,193)              -            -             -      (1,238,193)
Issuance of restricted
  stock                                  -           117          (117)              -            -             -               -
Net income                               -             -             -       6,493,754            -             -       6,493,754
Foreign currency
  translation adjustment                 -             -             -               -        6,695             -           6,695
                                   -------     ---------   -----------     -----------    ---------     ---------   -------------
Balance at December 31, 1997       $     -     $  71,051   $21,074,912     $17,709,397    $ (34,571)    $       -   $  38,820,789
                                   =======     =========   ===========     ===========    =========     =========   =============





                    See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                     1995             1996             1997
                                                                     ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  3,181,790     $  3,928,554     $  6,493,754
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Deferred income taxes                                              336,793        1,343,849        1,410,930
  Minority interest in (loss) income of subsidiaries                (172,950)          82,103          (61,878)
  Loss on disposal of assets                                         177,942          379,067          119,712
  Loss on disposal of discontinued operations                        121,574            9,050           29,054
  Depreciation and amortization                                    1,522,282        2,524,187        2,947,163
  Loss from partnerships                                              41,697           48,000           48,000
  (Income) loss from investment in Olefins Terminal
    Corporation - net                                                (82,500)          55,169          830,482
  Non-cash management fee and interest income from Olefins
  Terminal Corporation                                              (297,706)        (334,578)        (133,818)
  Allowance for doubtful accounts                                     44,537          383,662           94,039
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                    (3,720,019)       4,081,252       (1,978,696)
    (Increase) decrease in inventories                            (6,703,960)         510,593        1,402,615
    (Increase) decrease in prepaid expenses and other
        current assets                                              (397,739)      (1,774,891)       1,136,145
    Decrease in income tax receivable                                396,334                -                -
    (Increase) decrease in assets held for sale                   (2,476,594)       1,101,250                -
    Increase in other assets                                         (33,351)        (906,048)        (390,313)
    Increase (decrease) in accounts payable and accrued
        expenses                                                  10,642,880      (11,345,206)      (3,157,191)
    Increase (decrease) in income taxes payable                       78,740         (322,759)          95,839
    Increase (decrease) in deferred revenue                           20,400          280,075         (300,475)
    Increase (decrease) in other liabilities                          65,627          (16,927)          17,986
                                                                ------------     ------------     ------------
      Net cash provided by operating activities                    2,745,777           26,402        8,603,348
                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets held for sale                             -          786,535        1,726,916
    Proceeds from sale of Polychem Ltd., Inc.                        882,337                -                -
    Proceeds from sale of investments                                      -                -          145,834
    Capital expenditures                                          (2,319,890)      (7,346,658)      (2,875,431)
    Purchase of net assets, net of cash acquired                  (3,223,084)                -               -
    Other investments                                                      -          (70,672)      (2,062,992)
    Purchase of minority interest                                          -                -         (110,526)
                                                                ------------     ------------     ------------
      Net cash used in investing activities                       (4,660,637)      (6,630,795)      (3,176,199)
                                                                ------------     ------------     ------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) of loans payable                       797,140        6,234,441       (7,987,486)
    Proceeds from long-term debt                                   7,699,613        4,279,312        1,400,335
    Principal payments of long-term debt                          (9,223,825)      (3,241,263)     (17,586,420)
    Proceeds from shareholder loan                                   402,380                -                -
    Proceeds from the sale of common stock                                 -                -       21,846,829
    Stock issuance costs                                                   -                -         (952,650)
    Distributions to shareholders                                   (147,080)        (462,838)      (1,732,728)
    Borrowings (repayments) of shareholder loan                        2,580         (104,812)               -
                                                                ------------     ------------     ------------
      Net cash (used in) provided by financing activities           (469,192)       6,704,840       (5,012,120)
                                                                ------------     ------------     ------------
Effect of foreign exchange rates on cash                              73,677          (18,457)           6,695
                                                                ------------     ------------     ------------
      Net (decrease) increase in cash and cash equivalents        (2,310,375)          81,990          421,724
Cash and cash equivalents, beginning of year                       7,020,858        4,710,483        4,792,473
                                                                ------------     ------------     ------------
Cash and cash equivalents, end of year                          $  4,710,483     $  4,792,473     $  5,214,197
                                                                ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $  2,000,005     $  2,928,671     $  2,227,815
                                                                ============     ============     ============
    Income taxes                                                $  1,131,857     $  2,113,975     $  2,223,344
                                                                ============     ============     ============
  Noncash investing activities:
    Capital lease obligations                                   $    121,135     $    106,391     $     50,335
                                                                ============     ============     ============
    Forgiveness of accounts payable for joint venture
        restructuring                                           $          -     $          -     $  1,958,157
                                                                ============     ============     ============
  Noncash financing activities:
    Treasury stock purchased by satisfaction
        of accounts receivable                                  $          -     $    522,200     $          -
                                                                ============     ============     ============


                See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

1.   DESCRIPTION OF BUSINESS

         JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. JLM is headquartered in Tampa, Florida.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of JLM and its wholly-owned subsidiaries. JLM's principal operating subsidiaries are JLM Marketing, Inc., JLM Chemicals, Inc., JLM Terminals, Inc., JLM International, Inc., Olefins Marketing, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc., JLM Industries de Venezuela, C.A., Aurora Chemicals, Inc. ("Aurora") and Phoenix Tank Car Corporation ("Phoenix"). All material intercompany balances and transactions have been eliminated in consolidation. In 1995, the former 20% minority interest owner of Olefins Marketing Inc. assigned his interest to JLM and the resulting decrease in minority interest was included in other income. Also in 1995, a former subsidiary, Polychem Ltd., Inc., ("Polychem") was sold (see Note 15). Included in the 1995 and 1996 consolidation is the 55% owned subsidiary, JLM Industries (Europe) B.V. In July 1997, the Company purchased the 45% minority interest in JLM Industries (Europe) B.V. for approximately $111,000 cash.

         CONSOLIDATED STATEMENTS OF CASH FLOWS - Cash equivalents consist of highly liquid investments with original maturities from purchase date of three months or less.

         INVENTORIES - Inventories are valued at the lower of cost or market. The costs of JLM Marketing, Inc.'s inventories are determined on the last-in, first-out (LIFO) method. As of December 31, 1996 and 1997, JLM Marketing, Inc.'s inventory was approximately 22% and 30%, respectively, of total inventory. The costs of remaining inventories are determined on the first-in, first-out (FIFO) method. In the year ended December 31, 1997, there was a decrease of LIFO inventory quantities resulting in a decrease in the LIFO reserve. If LIFO inventories were valued at current costs, operating income would have been approximately $623,000, $(13,000) and $(570,000) higher (lower) than those reported for the years ended December 31, 1995, 1996 and 1997, respectively. The excess of the replacement cost over the value of inventories based upon the LIFO method was approximately $1,616,000 and $1,046,000 as of December 31, 1996 and 1997, respectively.

         JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 1996 and 1997, JLM owed approximately $1,378,000 and $80,000 respectively, under these contracts which are included in inventory.

         In 1996, JLM entered into a fixed price financial hedging contract in order to minimize its exposure in the three months ended March 31, 1997 to the fluctuations in the price of propylene, one of the two key raw materials used by JLM. The purpose of the financial hedging contract was to secure an acceptable purchase price for JLM's propylene requirements in the three months ended March 31, 1997. The contract was for 13 million pounds of propylene at $.1225 per pound. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 80, Accounting for Futures Contracts, gains and losses for such contracts are recognized as an adjustment to cost of sales at the time the finished goods are sold by JLM. During the three months ended March 31, 1997, JLM purchased and sold substantially all of the 13 million pounds of propylene covered under the hedging contract. As a result, JLM recognized a gain of approximately $493,000, which reduced cost of sales for the period. JLM can be exposed to losses in connection with such contracts, generally the amount by which the fixed hedged price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any financial hedging contracts in 1997.

         PREPAID EXPENSES AND OTHER CURRENT ASSETS - Prepaid expenses and other current assets include marketable securities. Marketable securities are stated at cost, adjusted for unrealized gains or losses, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Included in the 1996 amount are stock issuance costs that were netted against proceeds received from the Company's initial public offering in July 1997.

         ASSETS HELD FOR SALE - Assets held for sale are stated at cost which approximates market value.

         OTHER INVESTMENTS - Other investments include investments in partnerships and the investment in Olefins Terminal Corporation ("OTC"). JLM accounts for certain of its investments in partnerships on an equity basis and, accordingly, records its respective share of profits and losses that are allocated in accordance with the partnership agreements. Except for OTC, JLM has no obligation to make any contributions beyond its initial investment. See further discussion of OTC in Note 5.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the lease term or the estimated useful lives.

         A summary of the lives used for computing depreciation is as follows:


  Buildings                                                 15 and 31.5 years
  Vehicles and airplane                                     2 to 10 years
  Equipment                                                 5 to 10 years
  Furniture and fixtures                                    3 to 5 years
  Leasehold improvements                                    Life of lease


         OTHER ASSETS - As of December 31, 1996 and 1997, other assets consist primarily of the cash surrender values of life insurance policies held on key employees and deferred acquisition costs. In addition to the above, as of December 31, 1996 and 1997, other assets include license fees, certain development costs and advances on consulting and non-competition agreements (see Note 12). These costs are amortized on a straight-line basis from 2 to 10 years. Accumulated amortization on other assets as of December 31, 1996 and 1997 was approximately $578,000 and $927,000, respectively.

         DEFERRED REVENUE - JLM accounts for amounts received from customers in advance of shipments of goods as deferred revenue.

         INCOME TAXES -JLM accounts for income taxes under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a tax rate change is recognized in income in the period that the change in the rate is enacted.

         Prior to the acquisition of Aurora on January 1, 1997 and Phoenix on June 1, 1997 by the Company, Aurora and Phoenix elected to be treated as S corporations for federal income tax purposes, with profits and losses generally reportable by the stockholder in their individual income tax returns. Any tax liability related to either Aurora or Phoenix prior to their acquisition by JLM will be the responsibility of their shareholders. Accordingly, JLM has recorded no tax liability for such periods. On a pro forma basis, the tax liability for Aurora and Phoenix is immaterial.

         TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS - Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated at weighted average rates for the year. The effects of exchange rate changes in translating foreign financial statements are presented as a separate component of stockholders' equity, except for the Company's Venezuelan subsidiary which operates in a hyperinflationary economy for which the translation gains and losses are included in net income currently.

         FOREIGN EXCHANGE CONTRACTS - JLM enters into foreign exchange contracts as a hedge against foreign accounts payable and receivables. Market value gains and losses are recognized and the resulting credit or debit offsets foreign exchange gains and losses on these payables and receivables. At December 31, 1996 and 1997, JLM had no open foreign exchange contracts.

         STOCK-BASED COMPENSATION - In accordance with Financial Accounting Standards Board (the "FASB") SFAS No. 123, Accounting for Stock-Based Compensation, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 19 for additional information on the Company's stock-based compensation.

         STOCKHOLDERS' EQUITY - Effective May 22, 1997, the Company amended its Certificate of Incorporation and increased the number of shares of common stock authorized to 30,000,000 and changed the par value from no par to $.01 per share. Additionally, this amendment provided for 5,000,000 authorized shares of a new class of preferred stock. All shares and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the amendment.

         INCOME PER SHARE - FASB has issued SFAS No. 128, Earnings Per Share, which was required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that "basic" and "diluted" earnings per share replace the primary and fully diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented conform to SFAS No. 128. See Note 13.

         REVENUE RECOGNITION - The Company recognizes revenue from product sales upon shipment and passage of title. The Company estimates and records provisions for quantity rebates and sales allowances, if necessary, in the period the sale is reported.

         USES OF ESTIMATES - The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates the fair value because of their short-term nature. The fair value of long-term debt approximates its carrying value.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different geographies. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, or business insurance in certain circumstances.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and will be required to be effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS No. 130 will have a significant impact on the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, Segment Data, which will require companies to report selected segment information in their quarterly reports issued to shareholders for fiscal years beginning after December 31, 1997. It also requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. SFAS No. 131 also requires disclosure as to how management makes decisions about allocating resources to segments and measuring their performance. Management does not believe that the requirements of SFAS No. 131 will have a significant impact on the Company's consolidated financial statements.

         RECLASSIFICATIONS - Certain amounts in the 1995 and 1996 consolidated financial statements are reclassified to conform to the 1997 presentation.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                               1996                         1997
                                                          ------------                -------------
    Land and building                                     $  6,168,690                 $  7,123,124
    Vehicles                                                   378,894                      319,708
    Airplane                                                 2,090,071                    2,411,681
    Equipment                                               22,493,073                   23,647,967
    Leased equipment - capital lease                         1,188,122                    1,188,122
    Furniture and fixtures                                     850,708                      878,288
    Leasehold improvements                                     318,066                      388,250
                                                          ------------                 ------------
                                                            33,487,624                   35,957,140
    Less accumulated depreciation and amortization          (4,119,264)                  (6,452,129)
                                                          ------------                 ------------
                                                          $ 29,368,360                 $ 29,505,011
                                                          ============                 ============

         Depreciation and amortization expense for property and equipment was approximately $1,336,000, $2,242,000 and $2,598,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The leased equipment consists of several capital leases, which expire through June 1999, with a $189,000 option to purchase at the end of the lease period. Future minimum capital lease payments for the years 1998 and 1999 are approximately $316,000 and $329,000, respectively.

4.   INVESTMENTS IN JOINT VENTURES AND PARTNERSHIPS

         Investments in partnerships at December 31, 1996 and 1997, consist principally of the following:

         PHENOL PLANT PARTNERSHIP - The Company holds a 2% interest in the Mt. Vernon Phenol Plant Partnership via its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements to GE Plastics. JLM has a long-term exclusive agreement through 2002, and thereafter, unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 1996 and 1997, the amount of this investment was approximately $492,000 and $496,000, respectively. During 1997, JLM contributed approximately $4,000 to the partnership and received no distributions. There were no contributions or distributions made in either 1995 or 1996.

         ASIAN PARTNERSHIP - In April 1997, JLM entered into an agreement to purchase 25% of the common stock of S.K. Chemicals Asia Pte. Ltd. ("SK Chemicals"), an international petrochemical distributor, for $500,000 cash. In addition, in April 1997, JLM entered into an agreement to purchase for $500,000 cash a 12.7% interest in S.K. Chemical Trading Pte. ("SK Trading"). As of December 31, 1997, these investments of approximately $1,069,000 are included in other investments in the accompanying consolidated balance sheet and are carried on the equity method.

         REAL ESTATE PARTNERSHIPS - The Company holds a 99% interest in Len-Kel Realty Limited Partnership ("Len-Kel"). During 1987 and 1988, Len-Kel acquired 28 units in a development project converting historical buildings into residential use. The units are currently operated as rental property. JLM is a limited partner in Len-Kel and cannot exert control over the partnership. Accordingly, the investment is carried on the equity method. As of December 31, 1996 and 1997, the amount of this investment was approximately $909,000 and $996,000, respectively.

         JLM holds other investments through limited partnerships. The amount of these partnerships totaled approximately $47,000 and $821,000 at December 31, 1996 and 1997, respectively.

         During the years ended December 31, 1995, 1996 and 1997, JLM recorded losses from partnership investments of approximately $(42,000), $(48,000) and $(48,000), respectively. As a limited partner, the Company has no obligation to make any contributions beyond its initial investment.

5.   OLEFINS TERMINAL CORPORATION

         During 1991, JLM formed a 100% owned subsidiary, OTC, to design and construct a polymer grade propylene export facility in Bayport, Texas. On August 15, 1991, OTC issued stock and stock warrants to other investors reducing the Company's ownership to 49% (32% on a fully diluted basis). Construction was completed in July 1992. The Company accounts for its investment in OTC on the equity basis. During the years ended December 31, 1995, 1996 and 1997, income (losses) from the investment in OTC of approximately $82,500 and $(55,000), and $(830,000), respectively, were recorded. As of December 31, 1996 and 1997, the amount of this investment was approximately $280,000 and $0, respectively.

         During 1995 and 1996, JLM provided OTC with financial and management services for a fee of 2.5% on certain sales, as defined. As part of the refinancing of OTC's long-term debt discussed below, JLM switched its management fee to fixed rate of $16,000 per month. JLM recorded management fees of approximately $148,000, $139,000 and $134,000 for the years ended December 31, 1995, 1996 and 1997, respectively, under this agreement.

         On May 7, 1997, OTC refinanced its existing long-term debt and replaced it with an unsecured term loan (the "Term Loan"). The proceeds from the Term Loan was, among other items, used to repay all of OTC's existing long-term debt, purchase all outstanding stock warrants and repay all outstanding management fees to JLM. After the purchase of the stock warrants, OTC is owned 50% by JLM. In conjunction with the refinancing, JLM's terminaling contract was canceled and a new, one-year terminaling arrangement, which became effective January 1, 1997, was entered into by all parties. The new terminaling contract, which has no minimum throughput requirements, requires JLM to pay for throughput at $16 per metric ton during the one-year term and it cancels the carryover rights from the old terminaling contract. Also in conjunction with the refinancing, JLM's non-current note receivable, including accrued interest, was converted to an investment in OTC and JLM's account payable to OTC was forgiven and accounted for as a reduction in JLM's investment in OTC. The amount of the accounts payable to OTC which was forgiven was approximately $2 million. In addition, JLM has pledged its ownership interest in OTC to the other 50% owner as security for certain contingent payment obligations required to be made equally by JLM and the other 50% owner of OTC, if OTC has inadequate operating funds.

         The following summarizes the assets, liabilities and stockholders' equity of OTC as of December 31:



                                                       1996                          1997
                                                   -----------                   -----------
ASSETS:
   Current                                         $ 2,154,737                   $ 1,233,608
   Noncurrent                                       12,095,787                     9,502,090
                                                   -----------                   -----------
                                                   $14,250,524                   $10,735,698
                                                   ===========                   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities                             $ 4,292,927                   $   534,383
   Noncurrent liabilities                            9,230,060                     7,300,000
   Stockholders' equity                                727,537                     2,901,315
                                                   -----------                   -----------
                                                   $14,250,524                   $10,735,698
                                                   ===========                   ===========


         OTC had net income (loss) of approximately $250,000, $(166,000) and $(1,500,000) for the years ended December 31, 1995, 1996 and 1997, respectively. During 1997, the Company's investment in OTC was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC, the Company will not record additional losses on its investment until future operating income from OTC surpasses the cumulative unrecorded operating losses or until any contingent payment obligations, discussed above, are required. As of December 31, 1997, the Company had cumulative unrecorded operating losses from OTC of approximately $187,000.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31:

                                                         1996                       1997
                                                         ----                       ----
Accounts payable                                       $35,886,152                 $31,668,665
Accrued expenses                                         3,703,954                   2,806,093
                                                       -----------                 -----------
                                                       $39,590,106                 $34,474,758
                                                       ===========                 ===========

   7.    LOANS PAYABLE

         Loans payable consist of the following at December 31:

                                                                              1996                     1997
                                                                              ----                     ----
Secured revolving loan agreements expiring in June 1997 and April 2000.
  The loan agreement expiring in June 1997 was extended to
  August 31, 1997. Interest is payable monthly at prime and prime
  plus 1.75% (prime was 8.25% as of December 31, 1996).                    $5,915,336                 $       -

Secured loans payable associated with Venezuelan operations due on demand. Interest is payable monthly at 37.2% and between 21% and
  23% as of December 31, 1996 and 1997, respectively.                       1,013,655                   377,546

Secured loans payable due on demand. Interest is payable monthly at rates between 8.3% and 10% as of December 31, 1996 and 1997,
  respectively.                                                             1,437,529                     1,488
                                                                           ----------                 ---------
             Total loans payable                                           $8,366,520                 $ 379,034
                                                                           ==========                 =========

         The loans payable are collateralized by most of JLM's inventory and accounts receivable. As of December 31, 1996 and 1997, JLM had a total of approximately $52,800,000 and $72,100,000, respectively, of credit facilities available with various financial institutions of which approximately $38,214,000 and $55,759,000, respectively, was unused. Additionally, as of December 31, 1996 and 1997, JLM had guaranteed vendor letters of credit of approximately $6,220,000 and $5,964,000, respectively.

         In December 1997, the Company completed the refinancing of certain of its revolving loan agreements and replaced it with an unsecured $30 million line of credit (the "LOC"). Under terms of the LOC, $15 million of the LOC will be restricted to funding future acquisitions with terms that will expire on November 1, 2003. The remaining $15 million will be used to fund working capital needs with terms that will expire on November 1, 2001. The interest on the LOC will accrue at the bank's prime rate less 1/2 percent. As of December 31, 1997, there were no outstanding amounts due under the LOC.

         JLM's loans payable contain certain financial covenants which must be met with respect to, among other things, minimum consolidated net income levels, minimum current ratio and debt service. JLM was in compliance with such financial covenants as of December 31, 1997. Certain provisions of the loans payable to which JLM is subject restricts JLM's ability to pay dividends.

8.   LONG-TERM DEBT

         Long-term debt consists of the following at December 31:


                                                                       1996                 1997
                                                                       ----                 ----
 Notes payable to shareholders due in yearly installements
    through June 2000.  Interest is payable monthly at rates of
    prime and 10.0%.  Prime was 8.5% at December 31, 1997.          $         -         $  1,350,000

Secured term loan payable due in equal quarterly
    installments through June 2002.  Interest is payable
    quarterly at LIBOR plus 3.5%.  LIBOR was 5.38%
    at December 31, 1996.                                            12,507,619                    -

Secured term loan payable due in June 2002. Interest was
    payable monthly at 8.875% at December 31, 1996.                   2,300,000                    -

Mortgage payable due in equal monthly installments through
    July 1999.  Final balloon principal payment due July 1999.
    Interest is payable monthly at 9.59%.                             1,703,694            1,606,802

Secured loans payable due in 2006,  Interest is payable
    at rates between 8% - 9.68%.                                      1,838,215            1,583,102

Secured loan payable due in variable monthly installments
    through June 2000.  Interest is payable monthly at 10.9%.           929,167                    -

Secured loan payable due in 1998.  Interest is payable
    at the prime rate plus 1% (prime was 8.25% at
    December 31, 1996).                                                 978,400                    -

Secured installment loan payable due in September 1999,
    payable in quarterly installments of $50,000. Interest is
    payable quarterly at the prime rate plus 2% (prime was
    and 8.5% at December 31, 1996 and 1997, respectively).              564,339              364,207

Secured loans payable due in equal monthly installments
    through 1999.  Interest is payable monthly at rates
     between 10.13% - 13.47%.                                            65,258               35,890





Capital lease obligations due in equal monthly installments
    through April 2001.  Interest is payable monthly at rates
    between 9.93% - 16.99% as of December 31, 1996 and
    respectively.                                                      884,565              645,171
                                                                   -----------           ----------
          Total                                                     21,771,257            5,585,172
          Less current portion                                      (3,962,385)            (789,277)
                                                                   -----------            ---------
          Long-term portion                                        $17,808,872           $4,795,895
                                                                   ===========           ==========


         See Note 7 regarding the prepayment of certain of the Company's revolving loans.

         Long-term debt becoming due during subsequent fiscal years ending on December 31 are as follows:

      1998                                              $  789,277
      1999                                               2,182,319
      2000                                                 185,545
      2001                                               1,178,031
      2002                                               1,250,000
      Thereafter                                                 -
                                                        ----------
                Total                                    5,585,172
                Less current portion                      (789,277)
                                                        ----------
                Long-term portion                       $4,795,895
                                                        ==========


           The long-term debt is secured by substantially all of JLM's property and equipment.

9.   RELATED PARTY TRANSACTIONS

           JLM has loans payable to its majority stockholder of $905,148 at December 31, 1996 and 1997. The loan payable bears interest at the prime rate, which was 8.50%, and matures on January 1, 1999. Additionally, the Company has approximately $1,700,000 of miscellaneous receivables owed by the majority stockholder. These items are netted together and included as part of other receivable in the accompanying consolidated balance sheet. In 1995 and 1996, JLM purchased approximately $479,000 and $319,000, respectively, of chemical products from a joint venture partnership owned 50% by Kemlink, L.L.C., a Delaware Limited Liability company, of which the majority stockholder of JLM is a 97% owner. All purchases in 1995 and 1996 were at prices comparable to those paid to unrelated parties. In addition, during 1995 and 1996, JLM sold approximately $1,589,000 and $1,260,000, respectively, of chemical products to Kemlink J.V. Effective December 31, 1996, the Company ceased doing business with both Kemlink J.V. and Kemlink, L.L.C. due to the termination of such entities by their partners.

10.  INCOME TAXES

         Current and deferred income tax provision consists of the following at December 31:




                                                       1995                   1996                     1997
                                                  -----------             ----------                ----------
Current:
   Federal                                        $ 1,333,030             $1,350,848                $1,930,435
   State and local                                    212,427                182,528                   402,285
   Foreign                                            249,343                257,278                   150,152
Deferred                                              336,793              1,343,849                 1,410,930
                                                  -----------             ----------                ----------
                                                  $ 2,131,593             $3,134,503                $3,893,802
                                                  ===========             ==========                ==========


         The income tax provision reflected above includes the income tax expense/benefit associated with discontinued operations and extraordinary loss.

         The significant components of the deferred tax assets and liabilities are as follows as of December 31,:

                                                           1996                       1997
                                                           ----                       ----
      Deferred tax assets:
        Foreign reserves                              $      205,000              $    167,000
        Foreign net operating loss                           210,000                   402,000
        Minimum tax credit carryforward                      283,400                   293,784
        Other                                                      -                    78,404
                                                      --------------              ------------
                                                             698,400                   941,188
        Valuation allowance                                 (415,000)                 (569,000)
                                                      --------------              ------------
           Total deferred tax assets                         283,400                   372,188
                                                      --------------              ------------

      Deferred tax liabilities:
        Property                                          (1,953,133)               (3,821,089)
        Nonconsolidated investments                         (817,974)                 (501,009)
        Other                                                (51,273)                        -
                                                      --------------              ------------
           Total deferred tax liabilities                 (2,822,380)               (4,322,098)
                                                      --------------              ------------
           Net deferred tax liability                 $   (2,538,980)             $ (3,949,910)
                                                      ==============              ============

         The net change in the total valuation allowance for the year ended December 31, 1996 and 1997 was an increase of $338,000 and $154,000, respectively. The valuation allowance represents the deferred tax assets booked for foreign net operating losses and reserves generated from Venezuelan and Holland operations.

         At December 31, 1996 and 1997, there were Venezuelan NOL's of approximately $1,220,000 and $621,000, respectively, available to offset future foreign taxable income. These net operating losses expire in various years ending in 2001. At December 31, 1997 there were Holland NOL's of approximately $535,000 that may be carryforward indefinitely.

         JLM's effective tax rate differs from the statutory federal income tax rate of 34% as follows at December 31,:


                                                                 1995                  1996                1997
                                                                 ----                  ----                ----
 Statutory federal income tax rate                              34.00%                  34.00%             34.00%
 State and local income taxes, net of federal income tax         4.00                    2.58               3.87
 Foreign income taxes                                            2.12                    3.80               1.45
 Valuation allowance - foreign NOL/ reserves                        -                    4.79               1.48
 Foreign Sales Corporation benefit                                  -                   (2.05)             (2.15)
 Other                                                              -                    1.25              (1.16)
                                                                -----                   -----              -----
 Effective income tax rate                                      40.12%                  44.37%             37.49%
                                                                =====                   =====              =====

         Accumulated deficit of non-U.S. subsidiaries included in consolidated retained earnings amounted to approximately $(284,000) and $(708,000) at December 31, 1996 and 1997, respectively. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

11.  TREASURY STOCK AND STOCK SPLIT

         Chemical Trading, S.L. ("Trading"), JLM's Spanish distributor, was indebted to JLM pursuant to an arrangement in which JLM pays the distributor's operating expenses. JLM treats the difference between such payments made by JLM and the amount of commissions and other amounts due to the distributor in respect of his activities on behalf of JLM as a loan by JLM to the distributor. Such indebtedness was carried on an open account basis and in July 1996, $522,200 was repaid without interest through the sale to JLM at fair market value of 48 shares (267,264 shares after giving effect to the stock split in July 1997) of common stock owned by Trading's owner. On July 3, 1997, JLM approved the retirement of the shares of common stock held in treasury by the Company and a stock split resulting in an exchange of 1 share for 5,568 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split.

12.  COMMITMENTS AND CONTINGENCIES

         JLM is obligated under operating leases with remaining non-cancelable terms of a year or more for office equipment, storage facilities and automobiles. The approximate minimum annual rentals under these leases at December 31, 1997 are as follows:

       1998                                                    $  665,260
       1999                                                       442,304
       2000                                                       248,311
       2001                                                        74,957
       2002                                                        41,094
                                                                ---------
       Total minimum lease payments                            $1,471,926
                                                               ==========




         Total rental expenses for all operating leases approximated $1,605,000, $1,875,000 and $1,540,000 for the years ended December 31,
     1995, 1996 and 1997, respectively.

         JLM is also obligated under a license agreement at December 31, 1997 to make future minimum payments as follows:

    1998                                                         $115,750
    1999                                                          115,750
                                                                 --------
    Total                                                        $231,500
                                                                 ========



        JLM is subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. JLM has engaged environmental counsel for three of their facilities: the JLM Chemicals, Inc., Blue Island Illinois facility, the JLM Terminals, Inc. facility and the Polychem facility. Regarding the JLM Chemicals facility, JLM believes that the low levels of various organic compounds detected in the soil and groundwater at the facility are the result of historical use of the facility prior to the acquisition by JLM (see Note 16) and/or migration from neighboring facilities. JLM also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk) and the fact that the site is pending removal from the federal list of contaminated sites. Regarding the JLM Terminals, Inc. facility, JLM believes that ultimate liability for remediation of soil and groundwater contamination rests with the previous owner of the facility and/or a neighboring facility. The previous owner is currently implementing a state approved Remedial Action Plan ("RAP"). The Company is not subject to any requirements under the RAP. Regarding the Polychem facility, levels of organic compounds slightly in excess of regulatory thresholds were detected in the ground water. JLM has been addressing the problem and recent analytical results show the levels of contamination have decreased to acceptable levels. Accordingly, JLM has requested that state authorities permit closure of the remediation of the Polychem facility.
     JLM does not believe that a material amount of funds will be required to complete remediation at any of the sites. Accordingly, the Company has not accrued any amounts related to the remediation of any of the sites.

         On December 12, 1996, JLM entered into consulting and non-competition agreements with two independent third parties. The terms of the consulting agreements are from January 3, 1997 through December 31, 2003 and JLM is committed to pay $130,000 per year, payable semi-annually beginning January 1, 1997 through December 31, 2002 and $200,000 on January 1, 2003. The terms of the non-competition agreements will be from January 1, 1997 through December 31, 2006 and JLM is committed to

     $100,000 per year, payable semi-annually from July 1, 1997 through December 31, 2002 and $270,000 on January 1, 2003. As of December 31, 1997, JLM has advanced $700,000 to the third parties and, in conjunction with entering into the consulting and non-competition agreements, these amounts shall be satisfied by setting them off against the amounts owed by the third parties to JLM. As of December 31, 1996 and 1997, the $240,000 advance has been recorded in other current assets-net and the remaining $230,000 advance is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. On October 24, 1996, the third parties signed promissory notes aggregating $470,000 and bearing no interest for the monies that had been advanced.

         During 1997, the Internal Revenue Service ("IRS") concluded its federal income tax examination of JLM's 1988 through 1990 and 1992 through 1994 tax years. JLM subsequently made payments to the IRS as a result of these examinations. The settlement of these IRS examinations did not materially affect the Company's financial condition or results of operations in 1997.

13.  EARNINGS PER SHARE

         As described in Note 17, the Company's Board of Directors adopted formal plans to discontinue certain segments of its business.
     Additionally during 1997, the Company repaid certain debt from proceeds received from the initial public offering of its Common Stock in July 1997. As part of the repayment of the debt, the Company incurred $386,000 of extraordinary loss (see Note 18). Accordingly, the following table illustrates the impact of such items on income per share for the years ended December 31,:

                                                           1995           1996           1997
                                                           ----           ----           ----
  Basic earnings per share:
    Discontinued operations                              $(0.09)         $(0.09)        $(0.03)
    Extraordinary item                                      -               -            (0.07)

  Diluted earnings per share:
    Discontinued operations                              $(0.09)         $(0.09)        $(0.03)
    Extraordinary item                                      -               -            (0.07)


         The basic income per share calculation is based on the weighted average number of common shares outstanding adjusted for actual shares issued or reacquired during the period. In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share all of which were outstanding as of December 31, 1997. The average market price of the Company's common stock was greater than the exercise price of the options throughout 1997. Accordingly, the impact of the dilutive effect of options included in the calculation of diluted weighted average shares outstanding is illustrated below for the year ended December 31, 1997:

    Basic weighted shares outstanding                     5,752,579
    Dilutive effect of outstanding options                   37,409
                                                          ---------
    Diluted weighted shares outstanding                   5,789,988
                                                          =========

         There was no dilution of earnings per share for either 1995 or 1996.

14.  PROFIT-SHARING PLAN

         The Company has a defined contribution profit-sharing plan covering substantially all of its employees. Prior to July 1995, the Company was contributing an amount equal to 50% of the contribution of eligible employees, up to a maximum amount of 3% of the employees' compensation or $1,000, whichever is less. Effective July 1995, the Company changed its contribution amount from the above to 100% of the contribution of eligible employees, up to a maximum amount of 6% of the employees' compensation. The

     Company's contribution rate is determined annually at the beginning of each plan year. The costs for this plan were $130,000, $278,000 and $348,000 in 1995, 1996 and 1997, respectively.

         Included in selling, general and administrative expenses are profit-sharing bonuses paid to employees based on performance or formulas. The bonuses of the Company for the years ended December 31, 1995, 1996 and 1997 were approximately $326,000, $581,000 and $529,000, respectively.

15.  POLYCHEM LTD., INC.

         During 1994, the Company formed and held 95% ownership of a new subsidiary, JLM Acquisition, Inc. On August 8, 1994, JLM Acquisition, Inc. purchased substantially all the business assets of Polychem, a chemical dyes distributor in Dalton, Georgia, for $900,000 in cash and a promissory note for $1,240,000 payable in semi-annual installments over five years. The acquisition was accounted for as a purchase transaction and accordingly, the purchase price was allocated to the assets on the basis of estimated fair market value on the date of purchase. The excess of purchase price over the fair value of the tangible assets acquired was $1,515,000.

         On October 26, 1995, JLM completed the sale of substantially all the operating assets of Polychem for cash of $882,000 and the assumption of related liabilities. The purchaser has an irrevocable option for a period of three years to buy the Polychem real property for $1; however Polychem has retained title to this real property. In conjunction with the sale of Polychem, JLM guaranteed the payment of the note payable that was assumed by the purchaser of Polychem.

16.  JLM CHEMICALS, INC.

         During 1995, the Company formed a wholly-owned subsidiary, JLM Chemicals, Inc. On June 8, 1995, JLM Chemicals, Inc. purchased substantially all of the business assets of BTL Specialty Resins, Corp., a phenol and acetone producer located in Blue Island, Illinois. The acquisition has been accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the assets and liabilities on the basis of estimated fair market value on the date of purchase. The fair value of the assets and liabilities at the date of acquisition recorded in conjunction with the transaction are presented below:



    Inventories                                              $  2,983,555
    Prepaid expenses and other current assets                     598,505
    Property and equipment                                     18,583,845
    Other assets                                                  325,000
    Accounts payable and asccrued expenses                     (1,146,686)
    Debt                                                      (18,121,135)
                                                             ------------

    Net assets acquired, excluding cash                         3,223,084
    Cash                                                        1,776,916
                                                             ------------
    Net assets acquired                                      $  5,000,000
                                                             ============


17.  DISCONTINUED OPERATIONS

         During 1995 and 1996, JLM's Board of Directors adopted formal plans to sell the non-core business segments, consisting of Polychem (see Note 15), MAC Enterprises, Inc. ("Enterprises") and JLM Stables, Inc. ("Stables") (collectively the "Segments"), as part of JLM's strategic focus on marketing and manufacturing of commodity and specialty chemicals. The Segments are accounted for as discontinued operations in the accompanying consolidated financial statements, which requires the plan of disposal to be carried out within one year.

         In December 1996, JLM entered into a plan to sell the assets of both Enterprises and Stables. Based on management's review of the assumptions used in determining the estimated gain or loss from the disposals of Enterprises and Stables, JLM recorded a provision of $9,050, net of income taxes, for the loss on disposal during 1996. The Company does not allocate any corporate overhead to either Enterprises or Stables.

         In May 1997, the Company completed the sale of the majority of the assets of Enterprises for $1,075,000 cash. The sale resulted in an additional loss of $29,054 and the proceeds of the sale were used to repay the entire outstanding loan balance of Enterprises of approximately $905,000.

         The operating results of the discontinued operations, which includes interest expense associated with Enterprises and Stables, are summarized as follows for the years ended December 31:

                                                            1995           1996           1997
                                                            ----           ----           ----
   Sales                                                 $4,004,431      $ 244,909     $   69,966
   Loss from discontinued operations before income
   taxes                                                   (745,506)      (711,197)      (351,270)
   Income tax benefit                                       298,204        282,932        140,163
   Net loss                                                (447,302)      (428,265)      (211,107)

         The net liabilities of discontinued operations are summarized as follows:

                                                         1996                1997
                                                         ----                ----
   Current assets                                     $2,227,636         $    720,106
   Property and equipment, net                             4,735                    -
   Current liabilities                                 2,712,711            2,280,473
   Net liabilities of discontinued operations          1,384,741            1,599,714


         Current assets of discontinued operations as of December 31, 1996 and 1997 includes assets held for sale of approximately $1,817,000 and $203,000, respectively.

18.   EXTRAORDINARY ITEM

           During August 1997, the Company prepaid debt consisting of (i) approximately $13.2 million incurred to finance the acquisition of the Blue Island, Illinois facility and related capital expenditures associated with the QMAX Catalyst technology and (ii) approximately $0.8 million incurred to finance the acquisition of the Cape Fear, North Carolina, Terminal, respectively. As a result of the early extinguishment of debt, the Company recognized approximately $386,000 of extraordinary loss consisting primarily of prepayment penalties, net of income tax benefits of approximately $257,000

19.   STOCK-BASED COMPENSATION

         On July 2, 1997, the Company approved a long-term incentive plan (the "LTIP") whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

         Concurrent with the initial public offering, the Company awarded 47,000 shares of restricted stock, with a four-year vesting period to certain officers and employees. The Company recognized an expense of approximately $118,000 in 1997 related to the issuance of the restricted stock.

         On July 23, 1997, the Company granted 411,500 options under the LTIP to the employees of JLM at an exercise price of $10 per share. These options vest ratably over a three-year period. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of income. Had compensation cost for the options been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, JLM's net income and income per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:

   Net income - as reported                          $6,493,754
   Net income - pro forma                            $6,318,137
   Basic net income per share - as reported          $     1.13
   Basic net income per share - pro forma            $     1.10
   Diluted net income per share - as reported        $     1.12
   Diluted net income per share - pro forma          $     1.09

         None of the options granted under the LTIP vested during 1997. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of .59%; risk-free interest rate of 5.7% and expected lives of
     3.0 years.

20.  EMPLOYEE STOCK PURCHASE PLAN

         On July 2, 1997, the Company approved an employee stock purchase plan (the "Purchase Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the plan. Under the Purchase Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Purchase Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During September 1997, employees of the Company purchased 3,415 shares of the Company's Common Stock under the Purchase Plan.

21.  SEGMENT REPORTING

         JLM's business consists of marketing and a manufacturing segment. JLM's manufacturing segment includes the operations of JLM Chemicals, Inc. and the sale of acetone manufactured at the Mt. Vernon Phenol Plant. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The marketing segment also includes an assumed allocation of revenues, costs of good sold and expenses associated with the sale of products sourced from the Mt. Vernon Phenol Plant, which allocation is determined on a basis consistent with the commission for sale of products manufactured at JLM Chemicals, Inc.

         The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the years ended December 31,:

    INDUSTRY SEGMENT                                 1995                 1996                1997
                                                     ----                 ----                ----
    Revenues:
      Marketing                                  $229,504,506         $176,274,489        $221,301,428
      Manufacturing                                59,866,439           60,246,694          65,520,738
                                                 ------------         ------------        ------------
                                                 $289,370,945         $236,521,183        $286,822,166
                                                 ============         ============        ============

    Operating Income:
      Marketing                                  $  5,186,059         $  5,011,196        $  5,406,856
      Manufacturing                                 6,164,010            7,586,128          10,752,634
      Corporate                                    (2,615,870)          (1,595,544)         (2,256,929)
                                                 ------------         ------------        ------------
                                                 $  8,734,199         $ 11,001,780        $ 13,902,561
                                                 ============         ============        ============




    Capital Expenditures:
      Marketing                                  $  1,390,899        $      592,422       $  1,670,703
      Manufacturing                                   928,991             4,398,480            883,118
      Corporate                                             -             2,355,756            321,610
                                                 ------------        --------------       ------------
                                                 $  2,319,890        $    7,346,658       $  2,875,431
                                                 ============        ==============       ============

    Depreciation and Amortization:
      Marketing                                  $    839,890        $      794,031       $    822,409
      Manufacturing                                   667,745             1,652,809          1,687,935
      Corporate                                        14,647                77,347            436,819
                                                 ------------        ------------         ------------
                                                 $  1,522,282         $   2,524,187       $  2,947,163
                                                 ============         =============       ============

    Identifiable Assets:
      Marketing                                  $ 49,865,521         $  43,303,972       $ 39,644,328
      Manufacturing                                28,092,298            31,871,092         29,691,796
      Corporate                                     7,634,984            11,211,591         14,224,447
                                                 ------------         -------------       -------------
                                                 $ 85,592,803         $  86,386,655       $ 83,560,571
                                                 ============         =============       ============

    GEOGRAPHIC LOCATION

    Revenues:
      United States                              $244,864,754         $ 191,382,570       $236,650,808
      Venezuela                                    14,491,443            10,068,395          9,624,688
      Holland                                      21,248,933            29,201,763         35,533,157
      Other nations                                 8,765,815             5,868,455          5,013,513
                                                 ------------         -------------       ------------
                                                 $289,370,945         $ 236,521,183       $286,822,166
                                                 ============         =============       ============

    Operating Income (Loss):
      United States                              $  9,324,264         $  12,204,002       $ 16,466,705
      Venezuela                                     1,290,877              (414,554)          (143,327)
      Holland                                         117,666               571,046           (230,586)
      Other nations                                   617,261               236,830             66,698
      Corporate                                    (2,615,869)           (1,595,544)        (2,256,929)
                                                 ------------         -------------       ------------
                                                 $  8,734,199         $  11,001,780       $ 13,902,561
                                                 ============         =============       ============

    Identifiable Assets:
      United States                              $ 73,991,228         $  72,778,120       $ 70,756,106
      Venezuela                                     4,233,208             6,112,667          3,035,968
      Holland                                       5,374,039             6,169,386          8,411,689
      Other nations                                 1,994,328             1,326,482          1,356,808
                                                 ------------         -------------       -------------
                                                 $ 85,592,803         $  86,386,655       $ 83,560,571
                                                 ============         =============       ============




22.  SUBSEQUENT EVENTS

         In February 1998, the Company signed a letter of intent to purchase all of the assets of Browning Chemical Company ("Browning") for $9.5 million of which $7.5 million will be paid in cash and the remaining $2.0 million will be evidenced by a promissory note payable in equal installments over four years. Browning is a leading distributor of inorganic chemicals throughout the United States. It is expected that the purchase will be effective March 31, 1998. The acquisition of Browning's assets will be accounted for as a purchase.

         On February 20, 1998, the Company entered into an agreement to purchase 50.1% of the outstanding stock of Inquinosa S.A. ("Inquinosa"). The purchase price will be determined based upon earnings over a five-year period as defined in the agreement. Inquinosa is a leading marketer of lindane throughout the world. The purchase of Inquinosa's common stock will be accounted for as a purchase.

         On March 2, 1998, the Company signed a letter of intent to acquire
     100% of the outstanding stock of Tolson Holding B.V. ("Tolson"), for approximately $5.7 million. The purchase will require the Company to make a $2.9 million cash down payment and execute a $2.8 million note payable due in five equal installments with interest accruing at the six month LIBOR rate and a $750,000 balloon payment. However, pursuant to the terms of the letter of intent, the purchase price may be subject to certain adjustments, which adjustments could partially or completely offset the cash purchase price. Tolson is a Dutch global distributor and trader of methanol, solvents, aromatics and olefins. The purchase of Tolson's common stock will be accounted for as a purchase.

         On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") for a phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company will advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment will be paid as follows: $5 million on December 31, 1998 and the remaining balance to be paid in substantially equal payments on December 31, 1999 and 2000. In return, Solutia will sell up to 125 metric tons of phenol per year, or 31% of the phenol produced by the plant per year, to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the
     advancement mentioned above.   The phenol production is anticipated to
     begin at the plant in the fourth quarter of 2000.

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 25, 1998 (March 10, 1998 as to the third and fourth paragraphs of Note 22). Our audits also included the accompanying consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth herein.


DELOITTE & TOUCHE LLP
Tampa, Florida

February 25, 1998

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1995, 1996 and 1997

                                            Balance at Beginning       Charged to              Deductions       Balance at End
                                                   of Year              Expenses                                   of Year
Year ended December 31, 1995:
  Accumulated amortization (2)                    $147,697             $104,925                 $44,188(1)        $208,434
  Allowance for doubtul accounts                    25,661               44,637                       -             70,298

Year ended December 31, 1996:
  Accumulated amortization (2)                     208,434              389,595                       -            598,029
  Allowance for doubtul accounts                    70,298              383,662                       -            453,960

Year ended December 31, 1997:
  Accumulated amortization (2)                     598,029              349,337                       -            947,366
  Allowance for doubtul accounts                   453,960               94,039                       -            547,999


(1) Represents the disposal of the goodwill for Polychem Ltd., Inc. in October 1995.

(2) Represents the accumulated amortization of goodwill, deferred acquisition costs, license fees, certain development costs and advances on non-competition agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The following table sets forth the names and ages of the Directors, executive officers and key employees of the Company and the positions they hold with the Company listed herein. Executive officers serve at the pleasure of the Board of Directors.

 Directors and Executive Officers                  Age                         Positions
 --------------------------------                  ---                         ---------
 John L. Macdonald                                  54      President, Chief Executive Officer & Director
 Thaddeus J. Lelek                                  48      Vice President & Director
 Wilfred J. Kimball                                 58      Vice President & Director
 Frank A. Musto                                     40      Vice President, Chief Financial Officer & Director
 John T. White                                      66      Vice President & General Counsel
 Michael J. Molina                                  45      Vice President - Tax and Audit & Secretary
 Linda L. Sato                                      36      Vice President & Treasurer
 Roger C. Kahn                                      45      Director
 J. Robert Mehall                                   55      Director
 Jerry L. Weinstein                                 61      Director


         JOHN L. MACDONALD founded the Company in April, 1986, and has served as the President, Chief Executive Officer and a director of the Company throughout its history. Mr. Macdonald also co-founded Gill and Duffus Chemical, Inc., in 1978 and served as its President and Chief Executive Officer until the conclusion of a leveraged buyout in 1983, in which Gill and Duffus Chemical, Inc., merged with the Steuber Company, Inc. Mr. Macdonald received a B.A. from Colorado College and has more than 28 years experience in the chemical industry.

         THADDEUS J. LELEK has been with the Company since its formation in 1986, serving in a variety of senior marketing positions. In 1986 he was elected Vice President of JLM Marketing. Mr. Lelek has more than 28 years of experience in the chemical industry. Mr. Lelek is principally responsible for formulating and implementing the Company's marketing strategies and programs for North American sales. From 1983 to 1986, Mr. Lelek was also responsible for marketing in North America for Steuber Company, Inc., and from 1980 to 1983, Mr. Lelek headed up the national sales effort for distribution for Gill and Duffus Chemicals, Inc. Mr. Lelek was also employed in various capacities, including National Sales Manager for certain products, for Gulf Oil Chemicals, Inc., from 1970 to 1979. Mr. Lelek graduated with a B.S. in Chemical Engineering from Worchester Polytechnic Institute.

         WILFRED J. KIMBALL was hired as Vice President of JLM Chemicals and Vice President of the Company following the acquisition by the Company in 1995 of the Blue Island Plant from BTL Specialty Resins Corp. ("BTL Corporation"). Mr. Kimball is primarily responsible for the operation of the Company's Blue Island Plant. In addition, he is responsible for the operations of JLM Terminals and the day-to-day direction of certain of the Company's sales force and support staff. From 1990 to 1995, Mr. Kimball was President of BTL Corporation and in this capacity was primarily responsible for the Blue Island Plant. From 1985 to 1990, Mr. Kimball served in various executive capacities with BTL Corporation, including Vice President of Manufacturing and Engineering, and President of Plyophen Chemicals, a division of BTL Corporation. Prior to

     1985, Mr. Kimball served for 22 years in various capacities with Union Carbide Canada LTD. Mr. Kimball received a B.S. in Chemical Engineering from the University of Brunswick.

         FRANK A. MUSTO has been with the Company since its formation in 1986. Mr. Musto was elected Vice President and Chief Financial Officer in 1994. Mr. Musto is principally responsible for the Company's banking relationships, current cash management systems, and investment of excess funds. Prior to joining the Company, from 1979 to 1981, and from 1983 to 1985, Mr. Musto was the Marine Accountant, Controller and Treasurer for the Steuber Company, Inc. From 1981 to 1982, Mr. Musto was the controller for Amerpol International, New York City, a custom house broker, freight forwarder, and agent for the government-controlled fishing fleet in Poland. Mr. Musto graduated from Bernard M. Baruch College with a B.B.A. in Accounting.

         JOHN T. WHITE has served as Vice President and General Counsel of the Company since 1990. Mr. White is the Company's chief legal officer and is principally responsible for the legal affairs of the Company and its consolidated subsidiaries. From 1987 to 1989, Mr. White was Senior Vice President for Paribas Corporation, a North American investment banking firm. From 1970 to 1987, Mr. White was partner with the New York City law firm of Wender, Murase and White. From 1962 to 1970, Mr. White was a partner in the international law firm of Baker & McKenzie, resident in the firm's New York City office. Mr. White received a bachelor's degree from Harvard College, a Juris Doctorate from Columbia and an L.L.M. from New York University.

         MICHAEL J. MOLINA joined the Company in 1986 as Controller. In 1995, he was promoted to his current position as Vice President - Tax and Audit. Mr. Molina is primarily responsible for taxes, audits and management information systems. From 1992 to 1995, Mr. Molina served as Vice President of Administration. Mr. Molina received a B.A. from John Hopkins University and an M.B.A. from Pace University.

         LINDA L. SATO has been employed by the Company since 1986 when she was hired as the Company's Assistant Controller. In 1994, she was appointed Vice President and Controller. In 1996, Ms. Sato was promoted to Vice President and Treasurer. Ms. Sato graduated from the University of Connecticut with a B.A. in Accounting.

         ROGER C. KAHN has been a Managing Director of Oppenheimer & Co., Inc., in investment banking since 1989, and is currently the head of its Industrial Products Group.

         J. ROBERT MEHALL has been Executive Vice President - Corporate Development, Petrochemicals / NGLs and Crude Oil Supply for Ultramar Diamond Shamrock since 1996. From 1982 to 1996, Mr. Mehall was Executive Vice President and Senior Vice President of Diamond Shamrock, Inc.

         JERRY L. WEINSTEIN served as Vice President of Owens Corning - Specialty & Foam Products Division since 1994. From 1980 until 1994, Mr. Weinstein was President and Chief Executive Officer of UC Industries, Inc., an independent manufacturer of plastic products for the building materials industry.

         None of the executive officers or directors are related to one another. Executive officers are elected by and serve at the discretion of the Board of Directors.

         Directors Compensation - Directors who are not employees of the Company receive an annual retainer of $10,000 and an automatic grant of options to purchase 1,000 shares of Common Stock each year in accordance with the Company's Non-Employee Directors' Stock Plan.

         To the Company's knowledge, based solely on a review of the forms, reports and certificates filed with the Company by the Company's directors and officers and the holders of more than 10% of the Company's Common Stock, all
Section 16(a) filing requirements were complied with by such persons in fiscal 1997, except that a Form 4 was filed late by John L. Macdonald, the Company's Chief Executive Officer and President, in connection with the purchase by Mr. Macdonald's wife of 300 shares in December 1997.

ITEM 11.  EXECUTIVE COMPENSATION:

         The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the years ended December 31, 1996 and 1997 for each of the named executive officers (as defined under applicable Securities and Exchange Commission Rules) of the Company (the "Named Executive Officers"):



                                                                       Long-Term Compensation
                                                                      --------------------------
                                        Annual Compensation (1)                Awards
                                       -------------------------      --------------------------
         Name                                                         Restricted                      All Other
         And                           Salary          Bonus            Stock                       Compensation
       Position         Year             ($)            ($)           Awards (#)   Options (#)          ($)(2)
--------------------------------------------------------------------------------------------------------------------
John L. Macdonald       1997          $401,541       $200,000                -       125,000            17,056
President & CEO         1996           168,486        250,000                -             -             9,486

Thaddeus J. Lelek       1997           129,803         12,500           15,000        30,000             3,588
Vice President          1996           108,333         10,000                -             -                 -

Wilfred  J. Kimball     1997           136,437         22,000            2,000        30,000            15,266
Vice President          1996           135,483         15,000                -             -            39,141

Frank A. Musto          1997           121,274         27,000           15,000        30,000            15,841
Vice President & CFO    1996            91,683         26,000                -             -             9,500


John T. White           1997           114,462         27,500                -        15,000            11,888
Vice President &        1996           113,866         27,500                -             -                 -
General Counsel

(1) The Company was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, in 1995. Accordingly, information with respect to 1995 is not required to be disclosed. Other Annual Compensation consisting of perquisites does not exceed the minimum amounts required to be reported pursuant to Securities and Exchange Commission Rules and the column has therefore been deleted.
(2) Amounts in 1997, for Mr. Macdonald consists of $9,500 contributed to the Company's Defined Contribution Plan and $7,556 which is the dollar value, on a term loan approach, of the benefit to Mr. Macdonald of the $248,941 premium paid by the Company during 1997 for a split-dollar life insurance plan covering Mr. Macdonald and his wife. Under the terms of the split dollar life insurance agreement, the Company has the right to recover all of the premiums paid by the Company under the agreement. Amount in 1997 for Mr. Lelek consists of the amount contributed by the Company to the Company's Defined Contribution Plan. Amount for Mr. White in 1997 consists of a car allowance. Amount for Mr. Kimball in 1997 consists of $6,000 car allowance and $9,266 contributed by the Company to the Company's Defined Contribution Plan. Amounts for Mr. Musto in 1997 consists of $7,200 of car allowance and $8,066 contributed by the Company to the Company's Defined Contribution Plan.

         The following table summarizes certain information concerning stock options granted during fiscal year 1997 to the Named Executive officer:




                                                                               Potential Realizable
                                  Individual Grants                          Value at Assumed Annual
------------------------------------------------------------------------            Rates of
                                    % of Total                              Stock Price Appreciation
                                     Options       Exercise                      for Option Term
                                    Granted to     or Base                  ------------------------
                      Options      Employees in     Price      Expiration
      Name           Granted(#)    Fiscal Year    ($/Share)       Date       5% ($)        10% ($)
      ----           ----------    -----------    ---------       ----       ------        -------
John L. Macdonald     125,000          30%           $10        07/23/07    345,000        763,750
Thaddeus J. Lelek      30,000           7%            10        07/23/07     82,800        183,300
Wilfred J. Kimball     30,000           7%            10        07/23/07     82,800        183,300
Frank A. Musto         30,000           7%            10        07/23/07     82,800        183,300
John T. White          15,000           4%            10        07/23/07     41,400         91,650



         The following table provides information regarding the exercise of stock options during fiscal year 1997 and stock options held as of the end of fiscal year 1997 by the Named Executive Officers:

                           AGGREGATED OPTION EXERCISE
                        AND YEAR END OPTIONS VALUE TABLE



                                                                                           Value of Unexercised In-the-Money
                         Shares                       Number of Unexercised Options at                Options
                         Acquired                         At Fiscal Year End                   At Fiscal Year End (1)
                           on          Value         -------------------------------       -------------------------------
       Name              Exercise     Realized ($)   Exercisable       Unexercisable       Exercisable       Unexercisable
       ----             ----------    ------------   -----------       -------------       -----------       --------------
John L. Macdonald           0             $0               0               125,000               $0            $31,250
Thaddeus J. Lelek           0              0               0                30,000                0              7,500
Wilfred J. Kimball          0              0               0                30,000                0              7,500
Frank A. Musto              0              0               0                30,000                0              7,500
John T. White               0              0               0                15,000                0              3,750

         (1) This represents the amount by which the fair market value of the Company's Common Stock of $10.25 per share as of December 31, 1997 exceeded the exercise price of the options held by the Named Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 20, 1998 for (I) each person known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all officers and directors as a group. The persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them. For the purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such persons has the right to acquire within 60 days after such date.

                                                               NUMBER                        PERCENT
                                                            BENEFICIALLY                        OF
         NAME OF BENEFICIAL OWNER                              OWNED                          CLASS
John L. Macdonald(1)                                         4,371,948                         61.2
Maxwell Stolzberg (1)                                        4,146,608                         58.4
Thaddeus J. Lelek                                               15,000                          *
Wilfred J. Kimball                                               2,000                          *
Frank A. Musto                                                  15,000                          *
John T. White                                                    -                              *
Roger C. Kahn                                                    -                              *
J. Robert Mehall                                                 -                              *
Jerry L. Weinstein                                               -                              *
All Directors, Nominees, for Directors and
Executive Officers As a Group (10 persons)                   4,403,948                         61.2


* Less than one percent ownership

(1) For Mr. Macdonald, Includes 167,040 shares of Common Stock held by two irrevocable trusts created for the benefit of Mr. Macdonald's children for which Mr. Macdonald disclaims beneficial ownership. Of the 4,371,948 shares shown, 4,146,608 shares are held of record by an irrevocable trust of which Maxwell Stolzberg is the sole trustee and Mr. Macdonald is the sole beneficiary. Under the terms of the Irrevocable Trust Agreement, Mr. Stolzberg has the full and exclusive right and power to vote and dispose of all shares of the Common Stock held by the Irrevocable Trust. However, as a result of Mr. Macdonald's right to terminate the Irrevocable Trust by providing a written notice at certain specified times, Mr. Macdonald and the Trustee may be deemed to share voting and investment control with respect to the shares of Common Stock held by the Irrevocable Trust.
     Also, for Mr. Macdonald, includes 300 shares held by Derry Macdonald, Mr. Macdonald's wife. The address for Mr. Macdonald is 8675 Hidden River Parkway, Tampa, Florida 33637 and for Maxwell Stolzberg as trustee of the Irrevocable Trust is 460 Park Avenue, New York, New York 10022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        JLM Stables, Inc., a subsidiary of the Company, operated a horse farm in Ocala, Florida and in connection herewith, leased from John L. Macdonald, 100 acres of land consisting of riding areas and grazing pasture, a stable building and farm manager's house. Pursuant to the lease, JLM Stables, Inc. paid certain costs associated with owning and operating the leased property including utilities, maintenance and insurance. In 1995 and 1996, the Company's total rental payments to Mr. Macdonald were $48,000 per year. Effective November 1, 1996, the Company entered into a new three-year lease with Mr. Macdonald, providing for rental payments of $4,000 per month.
     In December 1996, the Company made a decision to terminate its involvement with the horse farm business, and is taking steps to sell all assets used in those activities. In connection with the termination of the horse farm operations, Mr. Macdonald purchased certain horses from the Company for an aggregate purchase price of approximately $324,000 and terminated the lease effective April 30, 1997.

        On November 19, 1996, Mr. Macdonald loaned the Company approximately $941,000. The loan is unsecured, bears interest at the prime rate, currently 8.5%, compounded annually and matures on January 1, 1999. As of December 31, 1997, the unpaid principal balance of the loan was approximately $905,000. During 1995 and 1996, the Company was indebted to Mr. Macdonald on an open account basis for approximately $886,000 and $905,000, respectively. All such indebtedness was repaid prior to entering into the November loan transaction.

        In 1995 and 1996, the Company purchased approximately $479,000 and $319,000, respectively, of chemical products from Kemlink JV, a New York joint venture partnership owned 50.0% by Kemlink, L.L.C., a Delaware limited liability company of which Mr. Macdonald is a 97.0% owner. All purchases in 1995 and 1996 were at prices comparable to those paid to unrelated parties. In addition, during these years, the Company sold approximately $1.6 million and $1.3 million, respectively, of chemical products to Kemlink JV. Effective December 31, 1996, the Company ceased doing business with Kemlink JV, which was terminated by its partners, and Kemlink, L.L.C.

        The Company's Spanish distributor is Chemical Trading, S.L. ("CTSL"), which is owned 100.0% by Eduardo Delgadillo, a stockholder of the Company. The Company and CTSL have an arrangement pursuant to which the Company pays CTSL's operating expenses. The Company treats the difference between such payments and the amount of commissions and other amounts due to CTSL as a loan. Under such arrangement CTSL was indebted to the Company for approximately $569,000 and $322,000, as of December 31, 1995 and 1996, respectively, and approximately $421,000 as of March 31, 1997. Such indebtedness is carried on an open account basis and during 1996, approximately $522,000 was repaid without interest through the sale at fair market value to the Company by Mr. Delgadillo of 48 shares (267,264 shares after giving effect to the stock split in July 1997) of the Company's Common Stock (representing approximately 5.1% of the issued and outstanding shares of Common Stock at such date) owned by him. During the period from 1994 to 1996, Mr. Delgadillo was the beneficial owner of between 9.9% and 4.8% of the Company's outstanding Common Stock.

        In 1995, 1996 and 1997, the Company leased certain office space from Aurora, a Texas corporation of which John L. Macdonald is an 80% stockholder. Aurora markets certain solvent chemicals, primarily phenol, benzene, and acetone. The lease is on a month to month basis with a rental of $2,100 per month. In 1995, 1996 and 1997, lease payments were approximately $25,000, $25,000 and $12,600, respectively. The lease with Aurora was terminated upon consummation of the purchase by the Company of all of the common stock of Aurora. In 1995, 1996 and 1997, the Company sold approximately $5.6 million, $1.4 million and $0.4 million, respectively, of chemical products to Aurora.

        The Company entered into an Agreement for Sale and Purchase of Common Stock held by Mr. Macdonald and an unrelated third party to purchase for a total purchase price of approximately $1.25 million all of the issued and outstanding shares of Aurora. Under the terms of the agreement, the Company purchased Mr. Macdonald's ownership interest in Aurora for a $1.0 million promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum. The other shareholder received consideration of $250,000 for the purchase of his ownership interest. Of such amount, $150,000 was paid at closing in cash and $100,000 was paid by a three year promissory note which bears interest at the prime rate and is payable in three equal annual installments.

        In 1995, 1996 and 1997, the Company leased chemical tank railcars from Phoenix, a Connecticut corporation of which the sole stockholder is John L. Macdonald. The Company made payments in 1995, 1996 and 1997 to Phoenix in respect of such leases of approximatel $162,000, $203,000 and $6,000, respectively. The Company entered into an Agreement for Sale and Purchase of Common Stock with Mr. Macdonald to purchase for a total purchase price of $500,000 all of the issued and outstanding shares of Phoenix. Under the terms of the agreement, the Company purchased Mr. Macdonald's ownership interest in Phoenix for $500,000, of which $250,000 was offset against advances owed to the Company by Mr. Macdonald and $250,000 paid by means of a promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum.

        The Company believes that each of the certain transactions described above were on terms no less favorable to the Company than those which could have been obtained in arm's length transactions with unaffiliated third parties. However, except as indicated above, the Company did not obtain independent objective information to support its belief in this respect. After the consummation of the Offering, the Company will not enter into any transaction with any officer, director or stockholder except on terms that are no less favorable to the Company than those which could be obtained in an arm-length transaction with an unaffiliated party unless the approval of a majority of disinterested directors is obtained.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) 1. Consolidated Financial Statements, notes to Consolidated Financial Statements and report thereon of Deloitte & Touche LLP are found in
          Item 8 "Consolidated Financial Statements and Supplemental Data" herein.

          2. The following Consolidated Financial Statement Schedule and reports are included herein:

              VIII - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1996 and 1997

          For the Independent Auditors' Reports on the Consolidated Financial Statements and Consolidated Financial Statement Schedules, see index at the beginning of Item 8, "Consolidated Financial Statements and Supplemental Data."

          All other schedules are not submitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

          3.  Exhibits Filed Herewith:

                 23 Consent of Deloitte & Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

                 27  Financial Data Schedule for the year ended December 31,
                     1997

          4. Exhibits incorporated herein by reference as each exhibit was filed with the Company's Registration Statement on Form S-1 (No. 333-27843) filed with the SEC on July 21, 1997:

            3.1     Articles of Incorporation, as amended
            3.2     Form of Amended and Restated Articles of Incorporation
            3.3     Bylaws
            3.4     Form of Amended and Restated Bylaws
            4       Form of Common Stock Certificate
           10.1     Authorized Distributor Agreement between GE Petrochemicals, Inc. and JLM Marketing, Inc. for
                    Styrene
           10.2**   Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for
                    N-Propanol
           10.3**   Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for
                    Acetone
           10.4**   Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing,
                    Inc. for Methyl Ethyl Ketone
           10.5**   Acetone Sales Agreement between Mt. Vernon Phenol Plant Partnership, JLM Marketing, Inc. and JLM
                    Industries, Inc.
           10.6     Asset Purchase Agreement by and among BTL Specialty Resins Corp. and JLM Chemicals, Inc.
                    providing for the acquisition of the Blue Island (Illinois) Phenol Plant, as amended
           10.7     Propane/Propylene Agreement between Clark Oil & Refining Corporation and BTL Specialty Resins
                    Corp.
           10.8     Q-Max Process License Agreement between BTL Specialty Resins Corp. and UOP





             10.9     Credit Agreement among JLM Chemicals, Inc., The CIT Group/Equipment Financing, Inc. and The CIT
                      Group/Business Credit, Inc., as amended
             10.10    Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT
                      Group/Equipment Financing, Inc.
             10.11    Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment
                      Financing, Inc.
             10.12    Mortgage, Assignment of Leases and Rents and Security Agreement from JLM Chemicals, Inc. to The CIT
                      Group/Equipment Financing, Inc., as corrected and modified
             10.13    Partnership Agreement of Mt. Vernon Phenol Plant Partnership
             10.14    Intercreditor Agreement between JLM Marketing, Inc., JLM Industries, Inc., JLM Terminals, Inc., JLM
                      International, Olefins Marketing, Inc., State Street Bank and Trust Company, Caisse Nationale De Credit
                      Agricole and Standard Chartered Bank New York Branch
             10.15    Master Promissory Note by JLM International, Inc. and Olefins Marketing, Inc. in favor of Caisse
                      Nationale De Credit Agricole
             10.16    Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale De Credit Agricole, New York Branch
             10.17    Security Agreement between Olefins Marketing, Inc. and Caisse Nationale De Credit Agricole, New
                      York Branch
             10.18    Security Agreement between JLM International, Inc. and Caisse Nationale De Credit Agricole, New
                      York Branch
             10.19    Amended and Restated Credit Agreement among JLM Industries, Inc., JLM Marketing, Inc., JLM
                      Terminals, Inc., JLM International Inc., Olefins Marketing, Inc., John L. Macdonald and State Street Bank
                      and Trust Company, as amended
             10.20    Facility Letter between Standard Chartered Bank and Olefins Marketing
             10.21    Security Agreement by Olefins Marketing to Standard Chartered Bank
             10.22    Security Agreement by JLM International, Inc. to Standard Chartered Bank
             10.23    Continuing Guaranty by JLM International, Inc. and Olefins Marketing Corp. in favor of Standard
                      Chartered Bank
             10.24    Facility letter between Generale Bank and JLM Industries
             10.25    Corporate Guarantee by JLM Industries, Inc. to Generale Bank
             10.26    Agreement by and among Union Carbide Corporation, D-S Splitter, Inc., JLM Industries, Inc. and
                      Olefins Terminal Corporation
             10.27    Pledge and Security Agreement by JLM Industries, Inc. to Ultramar Diamond Shamrock Corporation
             10.28    Management, Operating and Stockholders Agreement of Olefins Terminal Corporation between D-S
                      Splitter, Inc., Ultramar Diamond Shamrock Corporation, JLM Industries, Inc., Olefins Marketing, Inc. and
                      Olefins Terminal Corporation
             10.29    Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat

             10.30    Agreement for Sale and Purchase of Common Stock between John L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JIM Marketing, Inc.

             10.31    Agreement for Sale and Purchase of Common Stock between John L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc.

             10.32    Form of Indemnification Agreement for Officers and Directors

             10.33    Form of 1997 Employee Stock Purchase Plan

             10.34    Form of Long Term Incentive Plan

             10.35    Form of Non-employee Directors' Plan







             10.36   Assignment and Assumption Agreement between Ashland Chemical, Inc. and JLM Terminals, Inc.

             10.37   Asset Purchase Agreement between Union Oil Company of California and Ashland Chemical,
                     Inc.

             ** Confidential treatment has been requested with respect to portions of this Exhibit.

         (b) During the fourth quarter of 1997, the Company did not file any report on Form 8-K.

                                   SIGNATURES
         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JLM INDUSTRIES, INC.

March 25, 1998                         By:  /s/ John L. Macdonald
                                          -------------------------------
                                          John L. Macdonald
                                          President and Chief Executive Officer



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                 Title                                                  Date
         ---------                                 -----                                                  ----
/s/  John L. Macdonald                     President, Chief Executive Officer and                     March 25, 1998
-----------------------------              Director (Principal Executive Officer)
John L. Macdonald

/s/  Frank A. Musto                        Chief Financial Officer, Vice President                    March 25, 1998
-----------------------------              and Director (Principal Financial Officer
Frank A. Musto                             and Principal Accounting Officer)


/s/  Thaddeus J. Lelek                     Vice President and Director                                March 25, 1998
-----------------------------
Thaddeus J. Lelek

/s/  Wilfred J. Kimball                    Vice President and Director                                March 25, 1998
-----------------------------
Wilfred J. Kimball

/s/  J. Robert Mehall                      Director                                                   March 25, 1998
-----------------------------
J. Robert Mehall

/s/  Jerry L. Weinstein                    Director                                                   March 25, 1998
-----------------------------
Jerry L. Weinstein

/s/  Roger C. Kahn                         Director                                                   March 25, 1998
-----------------------------
Roger C. Kahn
