Form 10-Q/A
period 1997-09-30
JLM INDUSTRIES INC
filed 1998-04-08
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A


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


                   Class                     Outstanding at November 12, 1997
                   -----                     --------------------------------

         Common stock, par value
               $.01 per share                             7,099,225

                              JLM INDUSTRIES, INC.


                                      INDEX

PART I   FINANCIAL INFORMATION                                                       PAGE NUMBER
------   ---------------------                                                       -----------
Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1996 and September 30, 1997
         (unaudited)                                                                      3

         Unaudited Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1996 and 1997                                         4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                                5

         Notes to Consolidated Financial Statements                                       6


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            10

PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                                16

Item 2   Changes in Securities and Use Of Proceeds                                        16

Item 3   Defaults upon Senior Securities                                                  16

Item 4   Submission of Matters to a Vote of Security Holders                              16

Item 5   Other Information                                                                16

Item 6   Exhibits and Reports on Form 8-K                                                 16

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

ITEM 2-           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the Company's initial public offering, the Company registered an aggregate of 2,501,000 shares at an aggregate offering price of $30,012,000 for sale on behalf of the Company and an aggregate of 144,000 shares at an aggregate offering price of $1,728,000 for sale on behalf of John
L. Macdonald. All of the shares of Common Stock were registered under the Company's Registration Statement on Form S-1, as amended (Registration Statement No. 333-27843), which was declared effective on July 23, 1997.

         Pursuant to its initial public offering, the Company sold an aggregate of 2,346,000 shares of Common Stock at an aggregate offering price of $23,460,000 and John L. Macdonald sold an aggregate of 144,000 shares of Common Stock at an aggregate offering price of $1,440,000 to Oppenheimer & Co., Inc., and A.G. Edwards & Sons, Inc. as representatives of the several underwriters named in that certain Underwriting Agreement dated July 23, 1997. The Company's initial public offering was consummated on July 29, 1997 as to 2,156,000 of the shares sold by the Company and as to all shares sold by Mr. Macdonald. The sale of the remaining 190,000 shares of Common Stock sold by the Company was consummated on September 2, 1997.

         From the effective date of the Registration Statement to the date of this report, in connection with its initial public offering, the Company incurred actual total expenses of approximately $2,880,000 as follows:
$1,642,000 for underwriting discounts and commissions and $1,238,000 for other expenses including legal, accounting and printing. No direct or indirect payment for expenses incurred in the Company's initial public offering was made to any director, officer, person owing ten percent or more of any class of equity security or to any affiliate of the issuer, except that Roger C. Kahn, a director of the Company, is a managing director of Oppenheimer & Co., Inc., and Oppenheimer & Co., Inc. received a portion of the underwriting discounts and commissions paid by the Company as a result of Oppenheimer & Co., Inc., acting as a managing underwriter for the Company's initial public offering.

         From the effective date of the Registration Statement to the date of this report, the Company utilized approximately $14.1 million of the approximately $20.6 million of net proceeds received from its initial public offering to repay certain of the Company's existing indebtedness. In connection with such repayment of indebtedness, no direct or indirect payment was made to any director, officer, person owing ten percent or more of any class of equity security or to any affiliate of the issuer.

         The Company has not paid dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Furthermore, the Company and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party.

ITEM 3 -          DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 -          OTHER INFORMATION

         None.

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - 27 - Financial Data Schedule (for SEC use only). - previously filed

(b) Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JLM INDUSTRIES, INC.

Dated: April 8, 1998                /s/ John L. Macdonald
                                    --------------------------------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer


                                    /s/ Frank A. Musto
                                    --------------------------------------------
                                    Frank A. Musto
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)