Form 10-K/A
period 1997-12-31
JLM INDUSTRIES INC
filed 1998-04-13
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                 ANNUAL REPORT

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

EMPLOYEES

        As of December 31, 1997, the Company and its consolidated subsidiaries had approximately 161 full-time employees. Of these, 72 employees were in management and administration, 39 in sales and marketing and 50 were in production and distribution. Approximately 26 of the Company's domestic employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union. This agreement expires on October 31, 1998. The Company considers its relations with both its union and non-union employees to be satisfactory.

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

        On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol produced at Solutia's proposed phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company will advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment will be paid as follows: $5 million on or about December 31, 1998, $6.5 million in equal quarterly payments in 1999 and the remaining balance in equal quarterly payments in 2000. Under the agreement Solutia is required to sell 125 million pounds of phenol per year (75 million pounds in the first year of production) to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the advance payments mentioned above. Construction of the plant is anticipated to commence in the beginning of 1999 and phenol production is anticipated to begin at the plant in the fourth quarter of 2000. The agreement also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the total amount of the advance payments owed to Solutia.

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

         On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol produced at Solutia's proposed phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company will advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment will be paid as follows: $5 million on or about December 31, 1998, $6.5 million in equal quarterly payments in 1999 and the remaining balance in equal quarterly payments in 2000. Under the agreement Solutia is required to sell 125 million pounds of phenol per year (75 million pounds in the first year of production) to JLM for 15 years at a specified price outlined in the agreement with a credit
     on a per pound basis for the advancement mentioned above.   Construction of
     the plant is anticipated to commence in the beginning of 1999 and phenol production is anticipated to begin at the plant in the fourth quarter of 2000.

                                   SIGNATURES
         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JLM INDUSTRIES, INC.

April 13, 1998                         By:  /s/ John L. Macdonald
                                          -------------------------------
                                          John L. Macdonald
                                          President and Chief Executive Officer



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


         Signature                                 Title                                                  Date
         ---------                                 -----                                                  ----
/s/  John L. Macdonald                     President, Chief Executive Officer and                     April 13, 1998
-----------------------------              Director (Principal Executive Officer)
John L. Macdonald

/s/  Frank A. Musto                        Chief Financial Officer, Vice President                    April 13, 1998
-----------------------------              and Director (Principal Financial Officer
Frank A. Musto                             and Principal Accounting Officer)


/s/  Thaddeus J. Lelek                     Vice President and Director                                April 13, 1998
-----------------------------
Thaddeus J. Lelek

/s/  Wilfred J. Kimball                    Vice President and Director                                April 13, 1998
-----------------------------
Wilfred J. Kimball
