Form 10-Q
period 1998-03-31
JLM INDUSTRIES INC
filed 1998-05-14
CIK 1038237

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                         Commission File No. 000-22687
                                             ---------


                              JLM INDUSTRIES, INC.
                              --------------------
            (Exact name of registrant as specified in its charter.)


        Delaware                                  06-1163710
        --------                                  ----------
(State of Incorporation)                 (IRS Employer Identification No.)


8675 Hidden River Parkway, Tampa, FL                    33637
------------------------------------                    -----
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (813) 632-3300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X   No
                                                     ----     ----

                  Class                         Outstanding at May 14, 1998
                  -----                         ---------------------------
            Common stock, par value
                $.01 per share                           7,109,898

                              JLM INDUSTRIES, INC.


                                     INDEX


PART I   FINANCIAL INFORMATION                                                          PAGE NUMBER
------   ---------------------                                                          -----------
Item 1           Consolidated Financial Statements:

                 Consolidated Balance Sheets at December 31, 1997 and
                  March 31, 1998 (unaudited)                                                  3

                 Unaudited Consolidated Statements of Income for the
                  Three Months Ended March 31, 1997 and 1998                                  4

                 Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1997 and 1998                          5

                 Notes to Consolidated Financial Statements                                   6

Item 2           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              10

PART II          OTHER INFORMATION
-------          -----------------

Item 1   Legal Proceedings                                                                   15

Item 2   Changes in Securities and Use of Proceeds                                           15

Item 3   Defaults Upon Senior Securities                                                     15

Item 4   Submission of Matters to a Vote of Security Holders                                 15

Item 5   Other Information                                                                   15

Item 6   Exhibits and Reports on Form 8-K                                                    15


ITEM 1 - FINANCIAL STATEMENTS
                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                            ASSETS                                          December 31, 1997                 March 31, 1998
                                                                            -----------------                 --------------
                                                                                                                (Unaudited)
Current Assets:
Cash and cash equivalents                                                         $ 5,214,197                    $ 5,833,633
Accounts receivable:
  Trade                                                                            26,457,677                     26,225,047
  Other                                                                             3,012,975                      3,750,374
Inventories                                                                        11,880,961                     14,705,513
Prepaid expenses and other current assets                                           2,278,224                      2,356,831
Assets held for sale                                                                  203,009                        147,523
                                                                                  -----------                    -----------
     Total current assets                                                          49,047,043                     53,018,921

Other investments                                                                   3,436,976                     10,973,480
Property and equipment, net                                                        29,505,011                     29,194,512
Other assets                                                                        1,571,541                      1,795,536
                                                                                  -----------                    -----------
     Total assets                                                                 $83,560,571                    $94,982,449
                                                                                  ===========                    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                             $34,474,758                    $28,160,442
Current portion of long-term debt                                                     789,277                        855,943
Loans payable                                                                         379,034                      7,498,161
Income taxes payable                                                                  115,333                      1,412,487
                                                                                  -----------                    -----------
     Total current liabilities                                                     35,758,402                     37,927,033

Long-term debt less current portion                                                 4,795,895                     11,988,770
Deferred income taxes                                                               3,949,910                      4,306,490
Other liabilities                                                                     221,747                          2,138
                                                                                  -----------                    -----------
     Total liabilities                                                             44,725,954                     54,224,431
Stockholders' Equity:
  Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                                                         -                              -
  Common stock, $.01 par value, authorized
    30,000,000  shares; issued and outstanding
    7,105,101 shares and 7,109,898, respectively                                       71,051                         71,099
  Additional paid-in capital                                                       21,074,912                     21,093,055

  Retained earnings                                                                17,709,397                     19,614,084

  Accumulated other comprehensive income:
    Foreign currency translation adjustment                                           (20,743)                       (20,220)
                                                                                  -----------                    -----------
     Total stockholders' equity                                                    38,834,617                     40,758,018
                                                                                  -----------                    -----------
     Total liabilities and stockholders' equity                                   $83,560,571                    $94,982,449
                                                                                  ===========                    ===========

         See accompanying notes to consolidated financial statements.

                     JLM INDUSTRIES,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     --------------------------------------
                                                                                          1997                    1998
                                                                                     ------------              ------------
Revenues                                                                             $ 80,517,783              $ 58,565,101
Cost of sales                                                                          73,671,162                50,631,222
                                                                                     ------------              ------------
    Gross profit                                                                        6,846,621                 7,933,879
Selling, general and  administrative expenses                                           3,917,669                 4,357,858
                                                                                     ------------              ------------
    Operating income                                                                    2,928,952                 3,576,021
Interest expense - net                                                                   (627,910)                 (204,275)
Other income - net                                                                         40,769                   131,581
Foreign currency exchange gain - net                                                       62,908                    10,973
                                                                                     ------------              ------------
Income before minority interest and income taxes                                        2,404,719                 3,514,300
Minority interest in income of subsidiaries                                                (8,668)                        -
                                                                                     ------------               ------------
Income from continuing operations before income
  taxes and discontinued operations                                                     2,396,051                 3,514,300
                                                                                     ------------              ------------
Income tax provision:
  Current                                                                                 548,289                 1,244,223
  Deferred                                                                                287,507                   356,580
                                                                                     ------------              ------------
    Total income tax provision                                                            835,796                 1,600,803
                                                                                     ------------              ------------
Income from continuing operations before
  discontinued operations                                                               1,560,255                 1,913,497
Loss from operation of discontinued operations, net
  of tax benefit of $56,453 and $5,873, respectively                                      (84,679)                   (8,810)
                                                                                     ------------              ------------
Net income                                                                              1,475,576                 1,904,687
                                                                                     ------------              ------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments, net of tax benefit
    (expense) of $44,393 and $(349), respectively                                         (66,590)                      523
                                                                                     ------------              ------------
Comprehensive income                                                                 $  1,408,986               $ 1,905,210
                                                                                     ============               ===========

Basic income per share:
  Income from continuing operations before
    discontinued operations                                                          $       0.33               $      0.27
  Discontinued operations                                                                   (0.02)                        -
                                                                                     ------------               -----------
  Net income per share                                                               $       0.31               $      0.27
                                                                                     ============               ===========

Diluted income per share:
  Income from continuing operations before
    discontinued operations                                                              $   0.33               $       .27
  Discontinued operations                                                                   (0.02)                        -
                                                                                     ------------               -----------
  Net income per share                                                               $       0.31               $      0.27
                                                                                     ============               ===========

Weighted average number of shares outstanding used for:
  Basic income per share                                                                4,743,936                 7,106,080
  Diluted income per share                                                              4,743,936                 7,129,700



             See accompanying notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                       1997                   1998
                                                                                       ----                   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   1,475,576              $  1,904,687
   Adjustments to reconcile net income to net cash used
     in operating activities:
     Deferred income taxes                                                             287,507                   356,580
     Minority interest in income of subsidiaries                                         8,668                         -
     Depreciation and amortization                                                     678,042                   765,417
     Loss from partnerships                                                             12,000                    12,000
     Allowance for doubtful accounts                                                         -                    97,903
     Loss from investment in Olefins Terminal Corporation - net                          6,924                         -
     Noncash management fee and interest income from OTC                               (86,484)                        -
     Changes in assets and liabilities:
       Increase in accounts receivable                                             (19,120,480)                 (602,672)
       Increase in inventories                                                      (1,331,880)               (2,824,552)
       Increase in prepaid expenses and  other current assets                          (54,297)                 (146,744)
       Increase in other assets                                                        (77,443)                 (223,995)
       Increase (decrease) in accounts payable and accrued expenses                 12,102,743                (6,314,316)
       Increase in income taxes payable                                                435,890                 1,297,154
       Decrease in deferred revenue                                                  (280,475)                         -
       Increase (decrease) in other liabilities                                          5,148                  (219,609)
                                                                                 -------------              ------------
        Net cash used in operating activities                                       (5,938,561)               (5,898,147)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets held for sale                                         1,090                    15,871
     Capital expenditures                                                             (370,633)                 (347,166)
     Other investments                                                                 (73,393)               (7,548,504)
                                                                                 -------------              ------------
        Net cash used in investing activities                                         (442,936)               (7,879,799)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from loans payable                                                 9,212,410                 7,119,127
     Proceeds from long-term debt                                                       50,333                 7,500,000
     Repayments of long-term debt                                                   (1,703,949)                 (240,459)
     Proceeds from sale of common stock                                                      -                    18,191
     Distributions to stockholders                                                     (73,698)                        -
                                                                                 -------------              ------------
       Net cash provided by financing activities                                     7,485,096                14,396,859
     Effect of foreign exchange rates on cash                                          (66,590)                      523
                                                                                 -------------              ------------
       Net increase in cash and cash equivalents                                     1,037,009                   619,436
  Cash and cash equivalents, beginning of period                                     4,792,473                 5,214,197
                                                                                 -------------              ------------
  Cash and cash equivalents, end of period                                       $   5,829,482              $  5,833,633
                                                                                 =============              ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest                                                                  $     698,251              $    207,049
                                                                                 =============              ============
       Income taxes                                                              $      65,826              $     96,106
                                                                                 =============              ============
  Noncash investing activities:
       Capital lease obligations                                                 $      50,335              $          -
                                                                                 =============              ============



             See accompanying notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                  (UNAUDITED)


NOTE 1   DESCRIPTION OF BUSINESS

         JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor and a manufacturer of certain commodity chemicals, principally acetone and phenol. JLM is headquartered in Tampa, Florida. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone at its Blue Island, Illinois Plant and (iii) sources acetone from its joint venture manufacturing operation in Mt. Vernon, Indiana. The Company's principal products are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents, synthetic rubbers and food processing. The Company sells its products worldwide to over 1,000 customers.

NOTE 2   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The Company's cost of sales was adjusted to reflect a proportionate share of the estimated LIFO provision for the fiscal years ending December 31, 1998 and 1997. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included in the Company's Form 10K dated March 25, 1998.

         Reclassification - Certain amounts in the 1997 unaudited consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTE 3   EARNINGS PER SHARE DATA

         The Financial Accounting Standards Board issued Statement Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, that is required to be adopted for accounting periods ending after December 15, 1997. SFAS No. 128 requires that "basic" and "diluted" earnings per share replace the primary and fully diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share that includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented conform to SFAS No. 128.

         On July 24, 1997, the Company sold 2,156,000 shares of common stock at an initial public offering price of $10 per share. During September 1997, the underwriters of the Company's initial public offering exercised 190,000 of their options to purchase additional shares of common stock for the purpose of covering over-allotments.

         In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share. As of March 31, 1998, there were only 381,500 of such options outstanding due to employee turnover. The average market price of the Company's common stock was greater than the exercise price of the options for the three months ended March 31, 1998. Accordingly, the impact of the dilutive effect of the options included in the calculation of diluted weighted average shares outstanding is illustrated below for the three months ended March 31:

                                                                 1997                                    1998
                                                                 ----                                    ----
Basic weighted shares outstanding                              4,743,936                              7,106,080
Dilutive effect of outstanding options                                 -                                 23,620
                                                               ---------                              ---------
Diluted weighted shares outstanding                            4,743,936                              7,129,700
                                                               =========                              =========


         The following unaudited computation of pro forma diluted earnings per share assumes that the sale of the 2,156,000 shares of common stock and the exercise of 190,000 of the Underwriter's options, mentioned above, had occurred at the beginning of each of the periods presented and does not purport to be indicative of what would have occurred had the sales of stock actually been made as of such dates.


                                                                           Three Months Ended      Three Months Ended
                                                                               March 31,               March 31,
                                                                                  1997                    1998
                                                                                  ----                    ----
Pro Forma Diluted Income Per Share:
Income from continuing operations before discontinued  operations                $  .22                  $  .27

Discontinued operations                                                            (.01)                      -
                                                                                 ------                  ------
Pro forma net income per share                                                   $  .21                  $  .27
                                                                                 ======                  ======

Pro forma diluted weighted average number of shares outstanding               7,093,351               7,129,700




NOTE 4   INCOME TAXES

         The provision for income tax expense for the three months ended March 31, 1997 and 1998 is calculated using the estimated annual income tax rates based on projected annualized income.

NOTE 5   COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, that establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for all companies with fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. All financial statements presented herein conform to SFAS No. 130.

NOTE 6   SIGNIFICANT EVENTS

         On March 10, 1998, the Company executed a long-term supply contract for phenol with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol to be produced at Solutia's proposed phenol plant to be constructed in Pensacola, Florida (the "Supply Contract"). The proposed phenol plant will attempt to utilize a new benzene-to-phenol technology to produce phenol and is currently estimated to have a yearly capacity of 300 million pounds. Construction of the plant is anticipated to commence in the beginning of 1999 and phenol production is anticipated to begin at the plant in the fourth quarter of 2000.

         The Supply Contract requires the Company to advance $35 million to Solutia as a partial prepayment for required future phenol purchases with $5 million to be paid on or about December 31, 1998, $1.625 million to be paid at the end of each quarter of 1999 and $5.875 million to be paid at the end of each quarter of 2000. The Supply Contract also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the amount of the advance payment then owed to Solutia.

         Under terms of the Supply Contract, the Company is required to purchase, and Solutia is required to sell, a total of 1.875 billion pounds of phenol as follows: 75 million pounds of phenol during the first year following satisfactory startup of phenol production at the plant and 125 million pounds of phenol each year thereafter. The Supply Contract provides for purchases to be made at a specified price that shall be reduced on a pro rata per pound basis for the advance payment mentioned above.

         Effective April 1, 1998, the Company completed the purchase of all of the assets of Browning Chemical Corporation ("Browning") for $9.5 million. The purchase price consisted of an initial payment of $7.5 million cash and a $2 million promissory note to be paid in equal installments over four years. Browning was founded in 1948 and is a major marketer of inorganic chemicals, with a diversified product range serving both industrial and food processing markets throughout the United States. The acquisition will be accounted for as a purchase.

NOTE 7   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 131, Segment Data, that requires companies to report selected segment information in their quarterly reports issued to shareholders for fiscal years beginning after December 31, 1997. It also requires, among other items, entity-wide disclosure about the products and services an entity provides, the material countries in which it
holds assets and reports revenues and its major customers.   In accordance with
SFAS No. 131, the Company will begin implementing the requirements under SFAS No. 131 beginning in fiscal year 1999.

NOTE 8   SUBSEQUENT EVENTS

         On May 13, 1998, JLM completed the acquisition of Tolson Transport B.V., a Dutch Company, Tolson Holland B.V., a Dutch company and Tolson Asia Pte., Ltd, a Singapore company through the purchase of all of the outstanding shares of capital stock of the three companies (the "Acquired Companies") from their parent Tolson Holding, B.V., a Dutch company. The total purchase price for the Acquired Companies was $5,750,000 subject to certain adjustments as described below.

         The Acquired Companies are global distributors and traders of methanol, solvents, aromatics and olefins. The acquisition will expand the Company's international chemical business especially in Asia and Europe including an office in Russia.

         The purchase price was determined based on a closing valuation date of March 31, less excluded receivables as defined in the Share Purchase Agreement and the execution of a $2,850,000 promissory note that accrues interest at the LIBOR rate plus 1%. The promissory note is payable in five semi-annual installments of $350,000 with a lump-sum payment of $1.1 million due in May 2001. If the combined shareholders' equity of the Acquired Companies is less than zero at the effective closing date, Tolson will pay JLM for any deficit. Conversely, if the combined shareholders' equity of the Acquired Companies is in excess of zero at the time of the effective closing date, then JLM is required to pay Tolson for such excess. Should JLM pay any excess to Tolson, JLM will fund all required amounts to Tolson using its acquisition line of credit. The acquisition line has an available borrowing capacity of $7.5 million as of May 14, 1998.

         The purchase of the Acquired Companies will exclude certain receivables, as defined in the Share Purchase Agreement. For such excluded receivables, JLM will collect such receivables on a best efforts basis and JLM will receive a commission, as defined in the Share Purchase Agreement, for actual collections made. The transaction will be treated as a purchase under generally accepted accounting principles.





                            *********************

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continued to operate at full capacity during the three months ended March 31, 1998. This factor, combined with a reduction in manufacturing costs primarily from a reduction in the cost of certain raw materials resulted in improved operating profitability for the Company's manufacturing segment.

         The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Effective April 1, 1998, the Company expanded its marketing segment through the acquisition of all the assets of Browning Chemical Corporation ("Browning"). With the acquisition of Browning, JLM will broaden its product, supplier and customer base. Browning was founded in 1948 and is a major marketer of inorganic chemicals with a diversified product range serving both the industrial and food processing
markets.   The Company borrowed $7.5 million form its acquisition line of credit on March 31, 1998 and paid the amounts to the escrow agent. The amount paid to the escrow agent is included in other investments in the accompanying unaudited consolidated balance sheet as of March 31, 1998. See Note 7 of the unaudited consolidated financial statements for a further discussion on the acquisition of Browning.

         In May 1998, the Company entered an agreement with Tolson Holding B.V. ("Tolson"), a Dutch global distributor and trader of methanol, solvents, aromatics and olefins, to acquire certain subsidiaries of Tolson. The acquisition of the Tolson's subsidiaries will expand the Company's international chemical business, especially in Asia and Europe, including Russia where Tolson already has an existing business structure.

         During 1997, the Company's investment in Olefins Terminal Corporation ("OTC") was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC, the Company has not recorded additional losses on its investment during the first quarter of 1998. Additionally, the Company will not record future losses on its investment in OTC until future operating income from OTC surpasses the cumulative unrecorded operating losses or until any contingent payment obligation is required to be made by the Company on behalf of OTC.

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.

                                                                    Three Months Ended March 31,
                                                                   ----------------------------
                                                                (In thousands, except percentages)
                                                                1997                            1998
                                                                ----                            ----
                       Revenues:
                         Marketing                       $64,186          79.7%           $42,246            72.1%
                         Manufacturing                    16,332          20.3%            16,319            27.9%
                                                         -------         -----            -------           -----
                                                         $80,518         100.0%           $58,565           100.0%
                                                         =======         =====            =======           =====
                       Gross profit:
                         Marketing                       $ 3,265          47.7%           $ 3,237            40.8%
                         Manufacturing                     3,582          52.3%             4,697            59.2%
                                                         -------         -----            -------           -----
                                                         $ 6,847         100.0%           $ 7,934           100.0%
                                                         =======         =====            =======           =====

                       Segment operating income:
                         Marketing                       $ 1,367          39.0%           $   633            15.1%
                         Manufacturing                     2,137          61.0%             3,552            84.9%
                                                         -------         -----            -------           -----
                       Total segment operating
                         income                          $ 3,504         100.0%           $ 4,185           100.0%
                       Corporate expenses                   (575)            -               (609)              -
                                                         -------         -----            -------           -----
                       Total operating income            $ 2,929         100.0%           $ 3,576           100.0%
                                                         =======         =====            =======           =====


         During the three months ended March 31, 1997 and 1998, the manufacturing segment sold approximately $472,000 and $1,391,000, respectively, of products to the marketing segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenues. Revenues decreased $21.9 million to $58.6 million for the three months ended March 31, 1998 from $80.5 million for the comparable period in 1997, a decrease of 27.2%. Revenues for the marketing segment decreased $22.0 million to $42.2 million for the three months ended March 31, 1998 from $64.2 million for the comparable period in 1997, a decrease of 34.3%. The decrease in marketing revenues was generally the result of decreased sales of propylene in the Company's Olefins division due to the recent economic difficulties experienced in the Far East. Revenues for the manufacturing segment remained constant at $16.3 million for the three months ended March 31, 1998 and 1997. This stabilization in manufacturing segment revenues was due to an increase in overall sales volumes at the Company's Blue Island Plant offset by a decrease in the acetone selling volumes at the Company's Mt. Vernon plant.

         Gross Profit. Gross profit increased $1.1 million to $7.9 million for the three months ended March 31, 1998 from $6.8 million for the comparable period in 1997, an increase of 16.2%. As a percentage of revenues, gross profit increased to 13.5% for the three months ended March 31, 1998 from 8.5% for the comparable period in 1997. Gross profit for the marketing segment remained constant at $3.3 million for the three months ended March 31, 1998 and 1997. The stabilization of the marketing gross margin was due to sales of new products with higher profit margins sold domestically offset by the reduction of propylene sales to the Far East discussed above. Gross profit for the manufacturing segment increased by $1.1 million to $4.7 million for the three months ended March 31, 1998 from $3.6 million for the comparable period in 1997, an increase of 30.6%. The increase in manufacturing gross profit was principally the result of favorable prices in certain raw material costs partially offset by lower acetone selling volumes from sales at the Mt. Vernon plant. During the three months ended March 31, 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of approximately $.5 million, which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales during the three months ended March 31, 1997 resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge. There were no financial hedges during the three months ended March 31, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $4.3 million for the three months ended March 31, 1998 from $3.9 million for the comparable period in 1997, an increase of 10.3%. This increase is primarily the result of expenses relating to the expansion of the Company's product base and expenses related to JLM being publicly traded.

         Operating Income. Operating income increased $0.7 million to $3.6 million for the three months ended March 31, 1998 from $2.9 million for the comparable period in 1997, an increase of 24.1%. This increase was principally as a result of the factors that increased gross profit as discussed above.

         Interest Expense - Net. Net interest expense decreased by approximately $424,000 to $204,000 for the three months ended March 31, 1997 from approximately $628,000 for the comparable period in 1997, a decrease of 67.5%. This decrease in interest expenses was principally due to the Company's early retirement of debt in August of 1997 from proceeds that the Company received from its initial public offering in July 1997.

         Other Income - Net. Other income in 1997 consists of, principally, the Company's proportionate share of income or loss from the operations of OTC. In 1998, other income primarily represents income from investments.

         Foreign Currency Exchange Gain. Foreign currency exchange gain decreased by approximately $52,000 to approximately $11,000 for the three months ended March 31, 1998 from approximately $63,000 for the comparable period in 1997. The decrease in the foreign currency exchange gain was principally the result of the further stabilization of the Venezuelan currency since the lifting of exchange controls in 1996.

         Income Tax Provision. The Company's provision for income taxes increased $0.8 million to $1.6 million for the three months ended March 31, 1998 from $.8 million for the comparable period in 1997, an increase of 100.0%. The Company's effective tax rate for the three months ended March 31, 1998 was 45.6% as compared to 34.9% for the comparable period in 1997. The Company's Venezuelan and Holland operations have not recorded any income tax benefit in 1998 or 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding these operations, the effective tax rate for the three months ended March 31, 1998 and 1997 would have been approximately 40.4% and 35.3%, respectively. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation ("FSC") that has an effective tax rate of 11.8%. During the three months ended March 31, 1997, the Company exported significantly more propylene than in the same period in 1998. Therefore, the Company was able to better reduce its effective tax rate through the use of its FSC during the three months ended March 31, 1997 compared to the same period in 1998.

         Net Income. Net income increased $0.4 million to $1.9 million for the three months ended March 31, 1998 from $1.5 million for the comparable period in 1997, an increase of 26.7%. The increase in net income was due to the factors stated above.

Liquidity and Capital Resources

         During December 1997, the Company renegotiated one of its line of credit agreements whereby the Company increased the line by $19.0 million to $30.0 million. Under the renegotiated line, $15.0 of the line is reserved for acquisition financing and the remaining is reserved for working capital needs. After the renegotiations of the line of credit, the Company now has a total borrowing capacity of approximately $72.1 million.

         Net cash used in operating activities remained constant at $5.9 million for the three months ended March 31, 1998 and 1997. This stabilization was due primarily to decreases in the Company's accounts receivables offset by the decrease in the Company's accounts payable and accrued expenses. Net cash used in investing activities increased by approximately $7.5 million to $7.9 for the three months ended March 31, 1998 compared to $0.4 million for the same period in 1997. This increase was primarily the result of a $7.5 million payment made on March 31, 1998 for the acquisition of Browning from funds borrowed on the Company's acquisition line of credit discussed above. Net cash provided by financing activities increased by approximately $6.9 million to $14.4 million for the three months ended March 31, 1998 compared to $7.5 million for the same period in 1997. This increase was due primarily to the borrowings on the Company's acquisition line of credit to fund the purchase of Browning, mentioned above, partially offset by changes in the Company's borrowings and repayments of its loans payable and other long-term debt.

         As described in Note 6 of the unaudited consolidated financial statements, the Company executed a long-term supply contract (the "Supply Contract") for phenol with Solutia to purchase on a take-or-pay basis phenol to be produced at Solutia's proposed phenol plant. The Supply Contract requires JLM to advance $35 million to Solutia as a partial prepayment for required future phenol purchases with $5 million to be paid on or about December 31, 1998, $1.625 million to be paid at the end of each quarter of 1999 and $5.875 million to be paid at the end of each quarter of 2000. The Supply Contract also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the amount of the advance payment then owed to Solutia.

         The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $0.8 million for the remainder of 1998 and $1.2 million for 1999 and 2000, respectively.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 1998, the Company did not use any of the proceeds from its initial public offering. All working capital needs were met via the use of the Company's available credit facilities.

         The Company has not paid dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable laws and other factors deemed relevant by the Board of Directors. Furthermore, the Company and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         None.

ITEM 5 - OTHER INFORMATION:
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - 27 - Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K during quarter ended March 31, 1998 - None.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        JLM INDUSTRIES, INC.

Dated:  May 14, 1998
                                        /s/ John L. Macdonald
                                        -------------------------------------
                                        John L. Macdonald
                                        President and Chief Executive Officer


                                        /s/ Frank A. Musto
                                        -------------------------------------
                                        Frank A. Musto
                                        Vice President and Chief Financial
                                        Officer (Principal Financial
                                        and Accounting Officer)