Form 10-Q
period 1998-06-30
JLM INDUSTRIES INC
filed 1998-08-14
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                          Commission File No. 000-22687
                                             ----------


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



          Class                               Outstanding at August 14, 1998
          -----                               ------------------------------

Common stock, par value
   $.01 per share                                        7,109,998

                              JLM INDUSTRIES, INC.


                                      INDEX


PART I            FINANCIAL INFORMATION                              PAGE NUMBER
------            ---------------------                              -----------

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at December 31, 1997 and
                  June 30, 1998 (unaudited)                                    3

                  Unaudited Consolidated Statements of Income and
                  Comprehensive Income for the Three and Six Months Ended
                  June 30, 1997 and 1998                                       4

                  Unaudited Consolidated Statements of Cash Flows
                  for the Three and Six Months Ended June 30, 1997
                  and 1998                                                     5

                  Notes to Consolidated Financial Statements                   6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

PART II           OTHER INFORMATION
-------           -----------------

Item 1            Legal Proceedings                                           17

Item 2            Changes in Securities and Use of Proceeds                   17

Item 3            Defaults Upon Senior Securities                             17

Item 4            Submission of Matters to a Vote of Security Holders         17

Item 5            Other Information                                           17

Item 6            Exhibits and Reports on Form 8-K                            17

ITEM 1 - FINANCIAL STATEMENTS

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                              ASSETS                    December 31, 1997       June 30, 1998
                                                        -----------------       -------------
                                                                                 (Unaudited)
Current Assets:
Cash and cash equivalents                                    $  5,214,197       $   7,503,619
Accounts receivable:
  Trade                                                        26,457,677          35,730,996
  Other                                                         3,012,975           5,454,960
Inventories                                                    11,880,961          17,882,286
Prepaid expenses and other current assets                       2,278,224           2,591,466
Assets held for sale                                              203,009                   -
                                                             ------------       -------------
     Total current assets                                      49,047,043          69,163,327

Other investments                                               3,436,976           3,961,066
Property and equipment, net                                    29,505,011          29,262,407
Goodwill                                                                -          11,634,536
Other assets                                                    1,571,541           2,070,458

     Total assets                                            $ 83,560,571       $ 116,091,794
                                                             ============       =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                        $ 34,474,758       $  53,097,309
Current portion of long-term debt                                 789,277           1,290,061
Loans payable                                                     379,034             307,136
Deferred revenue                                                        -             324,882
Income taxes payable                                              115,333             646,591
                                                             ------------       -------------
     Total current liabilities                                 35,758,402          55,665,979

Long-term debt less current portion                             4,795,895          13,106,742
Deferred income taxes                                           3,949,910           4,666,881
Other liabilities                                                 221,747               2,029
                                                             ------------       -------------
     Total liabilities                                         44,725,954          73,441,631
Stockholders' Equity:
  Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                                     -                   -
  Common stock, $.01 par value, authorized
    30,000,000 shares; issued and outstanding
    7,105,101 shares and 7,109,998, respectively                   71,051              71,100
  Additional paid-in capital                                   21,074,912          21,094,032
  Retained earnings                                            17,709,397          21,504,471
  Accumulated other comprehensive income:
    Foreign currency translation adjustment, net of tax           (20,743)            (19,440)
                                                             ------------       -------------
     Total stockholders' equity                                38,834,617          42,650,163
                                                             ------------       -------------
     Total liabilities and stockholders' equity              $ 83,560,571       $ 116,091,794
                                                             ============       =============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES,INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    For the Three Months                  For the Six Months
                                                                       Ended June 30,                        Ended June 30,
                                                                       --------------                        --------------

                                                                     1997             1998              1997              1998
                                                                ------------     ------------     -------------     -------------
Revenues                                                        $ 81,922,833     $ 84,367,029     $ 162,440,616     $ 142,932,130
Cost of sales                                                     74,617,973       74,654,389       148,289,135       125,285,611
                                                                ------------     ------------     -------------     -------------
    Gross profit                                                   7,304,860        9,712,640        14,151,481        17,646,519
Selling, general and administrative expenses                       3,945,880        5,646,000         7,863,549        10,003,858
                                                                ------------     ------------     -------------     -------------
    Operating income                                               3,358,980        4,066,640         6,287,932         7,642,661
Interest expense - net                                              (757,257)        (404,619)       (1,385,167)         (608,894)
Other (expense) income - net                                        (100,499)          86,244           (59,730)          217,825
Foreign currency exchange gain - net                                  23,531              955            86,432            11,928
                                                                ------------     ------------     -------------     -------------
Income before minority interest and income taxes                   2,524,755        3,749,220         4,929,467         7,263,520
Minority interest in loss of subsidiaries                             57,955                -            49,294                 -
                                                                ------------     ------------     -------------     -------------
Income from continuing operations before income
   taxes and discontinued operations                               2,582,710        3,749,220         4,978,761         7,263,520
                                                                ------------     ------------     -------------     -------------
Income tax provision:
  Current                                                            733,672        1,543,676         1,281,961         2,787,899
  Deferred                                                           273,069          290,000           560,576           646,580
                                                                ------------     ------------     -------------     -------------
    Total income tax provision                                     1,006,741        1,833,676         1,842,537         3,434,479
                                                                ------------     ------------     -------------     -------------
Income from continuing
  operations before discontinued operations                        1,575,969        1,915,544         3,136,224         3,829,041
Loss from operation of discontinued operations, net
  of tax                                                             (75,246)         (25,157)         (159,925)          (33,967)
                                                                ------------     ------------     -------------     -------------
Net income                                                         1,500,723        1,890,387         2,976,299         3,795,074
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                            54,049              780           (12,541)            1,303
                                                                ------------     ------------     -------------     -------------
Comprehensive income                                            $  1,554,772     $  1,891,167     $   2,963,758     $   3,796,377
                                                                ============     ============     =============     =============

Basic Income Per Share:
  Income from continuing operations before
  discontinued operations                                       $        .33     $        .27     $         .66     $         .54
  Discontinued operations                                               (.01)               -              (.03)                -
                                                                ------------     ------------     -------------     -------------
  Net income per share                                          $        .32     $        .27     $         .63     $         .54
                                                                ============     ============     =============     =============

Diluted Income Per Share:
  Income from continuing operations before
  discontinued operations                                       $        .33     $        .27     $         .66     $         .54
  Discontinued operations                                               (.01)               -              (.03)                -
                                                                ------------     ------------     -------------     -------------
  Net income per share                                          $        .32     $        .27     $         .63     $         .54
                                                                ============     ============     =============     =============

Weighted Average Number of Shares Outstanding
  Used For:
  Basic income per share                                           4,743,936        7,108,138         4,743,936         7,107,550
  Diluted income per share                                         4,743,936        7,131,356         4,743,936         7,127,550

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                          1997             1998
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 2,976,299     $  3,795,074
     Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes                                                285,288          716,971
     Minority interest in income of subsidiaries                          (49,294)               -
     Loss on disposal of assets                                           215,765           30,473
     Depreciation and amortization                                      1,418,896        1,635,320
     Loss from partnerships                                                24,000           12,000
     Allowance for doubtful accounts                                            -          115,902
     Loss from investment in Olefins Terminal Corporation - net           272,021                -
     Noncash management fee and interest income from OTC                 (133,818)               -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                      (2,778,790)      15,150,843
       Decrease (increase) in inventories                               2,002,695       (1,344,959)
       Increase in prepaid expenses and  other current assets            (581,699)        (364,225)
       Increase in other assets                                          (151,285)        (499,261)
       Increase (decrease) in accounts payable and accrued expenses       349,576      (15,499,345)
       Increase in income taxes payable                                   772,659          205,682
       (Decrease) increase in deferred revenue                           (298,075)         324,882
       Decrease in other liabilities                                     (144,967)        (219,718)
                                                                      -----------     ------------
       Net cash provided by operating activities                        4,179,271        4,059,639
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets held for sale                        1,192,128          123,871
     Capital expenditures                                              (1,250,479)        (783,192)
     Purchase of subsidiaries                                                   -       (7,589,984)
     Other investments                                                   (917,631)        (536,090)
                                                                      -----------     ------------
       Net cash used in investing activities                             (975,982)      (8,785,395)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) of loans payable                             9,435          (71,898)
     Proceeds from long-term debt                                       1,750,335        7,500,000
     Repayments of long-term debt                                      (4,052,970)        (433,396)
     Proceeds from sale of common stock                                         -           19,169
     Distributions to stockholders                                     (1,752,923)               -
                                                                      -----------     ------------
       Net cash (used in) provided by financing activities             (4,046,123)       7,013,875
     Effect of foreign exchange rates on cash                             (12,540)           1,303
                                                                      -----------     ------------
       Net (decrease) increase in cash and  cash equivalents             (855,374)       2,289,422
  Cash and cash equivalents, beginning of period                        4,792,473        5,214,197
                                                                      -----------     ------------
  Cash and cash equivalents, end of period                            $ 3,937,099     $  7,503,619
                                                                      ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                          $ 1,592,602     $    469,152
                                                                      ===========     ============
    Income taxes                                                      $   875,586     $  2,256,643
                                                                      ===========     ============
  Noncash investing activities:
    Capital lease obligations                                         $    50,335      $         -
                                                                      ===========     ============
   Forgiveness of accounts payable for joint venture restructuring    $ 1,958,157      $         -
                                                                      ===========     ============

   See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)


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

NOTE 2            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The Company's cost of sales was adjusted to reflect a proportionate share of the estimated LIFO provision for the fiscal years ending December 31, 1998 and 1997. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included in the Company's Form 10K dated March 25, 1998 as updated by the Company's 10K/A dated April 13, 1998.

         Reclassification - Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

         In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share. As of June 30, 1998, there were only 271,500 of such options outstanding due to employee turnover. The average market price of the Company's common stock was greater than the exercise price for the majority of the outstanding options for substantially all three months ended June 30, 1998. Accordingly, the impact of the dilutive effect of the options included in the calculation of diluted weighted average shares outstanding is illustrated below for the three months ended June 30:

                                               Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,

                                               1997           1998           1997           1998
                                            ---------      ---------      ---------      ---------

Basic weighted shares outstanding           4,743,936      7,108,138      4,743,936      7,107,550
Dilutive effect of outstanding options              -         23,218              -         20,000
                                            ---------      ---------      ---------      ---------
Diluted weighted shares outstanding         4,743,936      7,131,356      4,743,936      7,127,550
                                            =========      =========      =========      =========


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


                                                                   Three Months Ended                Six Months Ended
                                                                          June 30,                        June 30,
                                                                    1997             1998            1997             1998
                                                               -------------    -------------   -------------    -------------
         Pro Forma Diluted Income Per Share:
         Income from continuing operations                     $         .23    $         .27   $         .45    $         .54
         Discontinued operations                                        (.01)               -            (.02)               -
                                                               -------------    -------------   -------------    -------------
         Pro forma net income per share                        $         .22    $         .27   $         .43    $         .54
                                                               =============    =============   =============    =============

         Pro forma diluted weighted average number of shares
         outstanding                                               6,899,936        7,131,356       6,899,936        7,127,550


NOTE 4                     INCOME TAXES

         The provision for income tax expense for the three and six months ended June 30, 1997 and 1998 is calculated using the estimated annual income tax rates based on projected annualized income.

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

         Effective April 1, 1998, JLM completed the acquisition of Tolson Transport B.V., a Dutch company, Tolson Holland B.V., a Dutch company and Tolson Asia Pte., Ltd, a Singapore company through the purchase of all of the outstanding shares of capital stock of the three companies (the

"Acquired Companies") from their parent Tolson Holding, B.V., a Dutch company. The total purchase price for the Acquired Companies was $5,750,000, including the execution of a $2.9 million promissory note, subject to certain adjustments as described below.

         The Acquired Companies are global distributors and traders of methanol, solvents, aromatics and olefins. The acquisition will expand the Company's international chemical business especially in Asia and Europe including an office in Russia.

         The purchase price was determined based on a closing valuation date of March 31, 1998, less excluded receivables as defined in the Share Purchase Agreement and the execution of a $2,850,000 promissory note that accrues interest at the LIBOR rate plus 1%. The promissory note is payable in five semi-annual installments of $350,000 with a lump-sum payment of $1.1 million due in May 2001. Based on the combined negative shareholders' equity of the Acquired Companies as of March 31, 1998 Tolson will contribute $7.4 million to bring the combined negative equity of the Acquired Companies to zero.

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

         On June 23, 1998, the Company entered an agreement with Mr. Jesus Herboso, a Spanish citizen, to purchase 5,001 shares, or 50.1%, of the outstanding common stock of Inquinosa International, S.A. ("Inquinosa"), a Spanish company. The purchase price for Inquinosa is $1.8 million to be funded through a four-year earn-out period. The effective date of the acquisition is July 1, 1998. Inquinosa is a worldwide marketer of the pesticide lindane. Lindane is a preferred seed-treating pesticide that prevents insect damage during the critical pre-germination stage for wheat, other grains and canola.

NOTE 7            PRO FORMA FINANCIAL INFORMATION

         As noted in note 6, the Company purchased certain subsidiaries from Tolson. Accordingly, pro forma financial statements are required for the six months ended June 30, 1998 and 1997 and the three months ended June 30, 1997 to reflect the purchase as if it had occurred at the beginning of each period. As described in the Company's Current Form 8-K/A filed on July 27, 1998, the Company filed a Current Report on Form 8-K/A reporting, under item 7 thereof, that due to circumstances beyond its control, the Company would be unable to timely provide pro forma financial information due to not receiving certain financial information from the seller. The Company expects to provide this information in the near future once all information is obtained.


NOTE 8            IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, that requires that gains or losses be recognized in earnings for a fair value hedge in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements. In accordance with SFAS No. 133, the Company will begin implementing the requirements under SFAS No. 133 beginning in fiscal year 2000.


                          ****************************

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

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continued to operate at full capacity during the three and six months ended June 30, 1998. This factor, combined with a reduction in manufacturing costs primarily from a reduction in the cost of certain raw materials resulted in improved operating profitability for the Company's manufacturing segment.

         The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Effective April 1, 1998, the Company expanded its domestic marketing segment through the acquisition of all the assets of Browning Chemical Corporation ("Browning"). With the acquisition of Browning, JLM will broaden its product, supplier and customer base. Browning was founded in 1948 and is a marketer of inorganic chemicals with a diversified product range serving both the industrial and food processing markets. The Company borrowed $7.5 million from its acquisition line of credit to fund the acquisition. See Note 6 of the unaudited consolidated financial statements for a further discussion on the acquisition of Browning.

         Effective April 1, 1998, the Company entered an agreement with Tolson Holding B.V. ("Tolson"), a Dutch global distributor and trader of methanol, solvents, aromatics and olefins, to acquire certain subsidiaries of Tolson. The acquisition of the Tolson's subsidiaries will expand the Company's international chemical business, especially in Asia and Europe, including Russia where Tolson already has an existing business structure.

         In July 1998, the Company further expanded its international marketing business through an agreement to purchase 50.1% of the outstanding common stock of Inquinosa International, S.A., a Spanish distributor of the pesticide Lindane.

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

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.


                                          Three Months Ended June 30,              Six Months Ended June 30,
                                          ---------------------------              -------------------------
                                                              (in thousands, except percentages)
                              1997                   1998                   1997                    1998
                            --------               --------               ---------               ---------
Revenues:
  Marketing                 $ 64,943       79.3%   $ 69,353       82.2%   $ 129,130       79.5%   $ 111,599       78.1%
  Manufacturing               16,979       20.7%     15,014       17.8%      33,311       20.5%      31,333       21.9%
                            --------     ------    --------     ------    ---------     ------    ---------     ------
                            $ 81,922      100.0%   $ 84,367      100.0%   $ 162,441      100.0%   $ 142,932      100.0%
                            ========     ======    ========     ======    =========     ======    =========     ======
Gross profit:
  Marketing                 $  3,675       50.3%   $  4,432       45.6%   $   6,940       49.0%   $   7,669       43.5%
  Manufacturing                3,630       49.7%      5,280       54.4%       7,211       51.0%       9,977       56.5%
                            --------     ------    --------     ------    ---------     ------    ---------     ------
                            $  7,305      100.0%   $  9,712      100.0%   $  14,151      100.0%   $  17,646      100.0%
                            ========     ======    ========     ======    =========     ======    =========     ======

Segment operating income:
  Marketing                 $  1,757       45.3%   $    395        8.4%   $   3,124       42.3%   $   1,028       11.5%
  Manufacturing                2,121       54.7%      4,333       91.6%       4,258       57.7%       7,885       88.5%
                            --------     ------    --------     ------    ---------     ------    ---------     ------
Total segment operating
  income                       3,878      100.0%      4,728      100.0%   $   7,382      100.0%       8,913      100.0%
Corporate expenses              (519)         -        (662)         -       (1,094)         -       (1,270)         -
                            --------     ------    --------     ------    ---------     ------    ---------     ------
Total operating income      $  3,359      100.0%   $  4,066      100.0%   $   6,288      100.0%   $   7,643      100.0%
                            ========     ======    ========     ======    =========     ======    =========     ======


         The manufacturing segment sold approximately $472,000 and $1,391,000, respectively, of products to the marketing segment during the six months ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $2.5 million to $84.4 million for the three months ended June 30, 1998 from $81.9 million for the comparable period in 1997, an increase of 3.1%. Revenues for the marketing segment increased $4.5 million to $69.4 million for the three months ended June 30, 1998 from $64.9 million for the comparable period in 1997, an increase of 6.9%. The increase in marketing revenue is due primarily to additional revenue from the Company's two acquisitions - Tolson and Browning. However, revenues for the marketing segment would have been higher had the volume and selling prices of propylene been at the same levels as in 1997. Revenues for the manufacturing segment decreased $2.0 million to $15.0 million for the three months ended June 30, 1998 from $17.0 million for the comparable period in 1997, a decrease of 11.8%. This decrease in manufacturing segment revenues was due primarily to a decrease in overall sales volumes of acetone at the Company's Mt. Vernon plant.

         Gross Profit. Gross profit increased $2.4 million to $9.7 million for the three months ended June 30, 1998 from $7.3 million for the comparable period in 1997, an increase of 32.9%. As a percentage of revenues, gross profit increased to 11.5% for the three months ended June 30, 1998 from 8.9% for the comparable period in 1997. Gross profit for the marketing segment increased $.8 million to $4.4 million for the three months ended June 30, 1998 from $3.7 million for the comparable period in 1997, an increase of 21.6%. The increase in marketing segment gross margin was due primarily to the impact of Tolson and Browning and due to sales of new products with higher profit margins. As noted above, gross margin for the marketing segment for the three months ended June 30, 1998 would have been higher had both propylene selling volumes and selling price been at the same levels as during the second quarter of 1997. Gross profit for the manufacturing segment increased by $1.7 million to $5.3 million for the three months ended June 30, 1998 from $3.6 million for the comparable period in 1997, an increase of 47.2%. The increase in manufacturing gross profit was principally the result of favorable prices in certain raw material costs that equated to higher margins due to phenol price stability. During the three months ended June 30, 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of approximately $.5 million, which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales during the three months ended June 30, 1997 resulting from the propylene hedge was partially offset by an increase in the cost of benzene, that the Company elected not to hedge. There were no financial hedges during the three months ended June 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million to $5.6 million for the three months ended June 30, 1998 from $3.9 million for the comparable period in 1997, an increase of 43.6%. This increase was due to higher depreciation costs related to new terminal facilities built in late 1997, expenses related to Tolson and Browning, certain expenses relating to the expansion of the Company's product base and costs pertaining to JLM being publicly traded.

         Operating Income. Operating income increased $0.7 million to $4.1 million for the three months ended June 30, 1998 from $3.4 million for the comparable period in 1997, an increase of 20.6%. This increase was principally as a result of the factors that increased gross profit as discussed above.

         Interest Expense - Net. Net interest expense decreased by approximately $.4 million to $.4 million for the three months ended June 30, 1998 from approximately $.8 for the comparable period in 1997, a decrease of 50.0%. This decrease in interest expenses was principally due to the Company's early retirement of debt in August of 1997 from proceeds that the Company received from its initial public offering in July 1997.

         Other Income - Net. Other income in 1997 consists of, principally, the Company's proportionate share of income or loss from the operations of OTC. In 1998, other income primarily represents income from investments.

         Foreign Currency Exchange Gain. Foreign currency exchange gain decreased by approximately $23,000 to approximately $1,000 for the three months ended June 30, 1998 from approximately $24,000 for the comparable period in 1997. The decrease in the foreign currency exchange gain was principally the result of the further stabilization of the Venezuelan currency since the lifting of exchange controls in 1996.

         Income Tax Provision. The Company's provision for income taxes increased $0.8 million to $1.8 million for the three months ended June 30, 1998 from $1.0 million for the comparable period in 1997, an increase of 80.0%. The Company's effective tax rate for the three months ended June 30, 1998 was 48.9% as compared to 39.0% for the comparable period in 1997. The Company's Venezuelan and Holland operations have not recorded any income tax benefit in 1998 or 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding these operations, the effective tax rate for the three months ended June 30, 1998 and 1997 would have been approximately 38.2% and 38.2%, respectively. The Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation ("FSC") that has an effective tax rate of 11.8%. In addition, as part of the Tolson acquisition, the Company acquired operating loss carryforwards. Therefore, no tax expense was recognized on the pre-tax income derived from Tolson for the three months ended June 30, 1998.

         Net Income. Net income increased $0.4 million to $1.9 million for the three months ended June 30, 1998 from $1.5 million for the comparable period in 1997, an increase of 26.7%. The increase in net income was due to the factors stated above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues decreased $19.5 million to $142.9 million for the six months ended June 30, 1998 from $162.4 million for the comparable period in 1997, a decrease of 12.0%. Revenues for the marketing segment decreased $17.5 million to $111.6 million for the six months ended June 30, 1998 from $129.1 million for the comparable period in 1997, a decrease of 13.6%. The decrease in marketing segment revenues was generally the result of decreased sales of propylene from the Company's Olefins division partially offset by revenues from Tolson and Browning. Revenues for the manufacturing segment decreased by $2.0 million to $31.3 million for the six months ended June 30, 1998 from $33.3 million for the comparable period in 1997, a decrease of 6.0%. The decrease in manufacturing segment revenues was principally due to a decrease in the volume of acetone sold from the Company's Mt. Vernon plant.

         Gross Profit. Gross profit increased $3.4 million to $17.6 million for the six months ended June 30, 1998 from $14.2 million for the comparable period in 1997, an increase of 23.9%. As a percentage of revenues, gross profit increased to 12.3% for the six months ended June 30, 1998 from 8.7% for the comparable period in 1997. Gross profit for the marketing segment increased $.7 million to $7.7 million for the six months ended June 30, 1998 compared to $7.0 million for the comparable period in 1997, an increase of 10.0%. This increase in gross margin for the marketing segment was due primarily from the profit contributions from Tolson and Browning partially offset by lower propylene sales in 1998 compared to the same period in 1997. Gross profit for the manufacturing segment increased by $2.8 million to $10.0 million for the six months ended June 30, 1998 from $7.2 million for the comparable period in 1997, an increase of 38.9%. The increase in manufacturing gross profit was principally the result of favorable prices in certain raw material costs that equated to higher margins due to phenol price stability partially offset by lower acetone selling volumes from sales at the Mt. Vernon plant. The increase in overall gross profit would have been larger had the Company not hedged propylene during the first quarter of 1997. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of $0.5 million which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales in 1997 resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million to $10.0 million for the six months ended June 30, 1998 from $7.9 million for the comparable period in 1997, an increase of 26.6%. This increase was due to higher depreciation costs related to new terminal facilities built in late 1997, expenses related to Tolson and Browning, certain expenses relating to the expansion of the Company's product base and costs pertaining to JLM being publicly traded.

         Operating Income. Operating income increased $1.3 million to $7.6 million for the six months ended June 30, 1998 from $6.3 million for the comparable period in 1997, an increase of 20.6%. This increase was principally as a result of the factors that increased gross profit discussed above partially offset by the increase in selling, general and administrative expenses discussed above.

         Interest Expense - Net. Net interest expense decreased by approximately $.8 million to $.6 million for the six months ended June 30, 1998 from $1.4 million for the comparable period in 1997, a decrease of 57.1%. This decrease in interest expense was principally due to the Company's early retirement of certain of its debt in August 1997 from proceeds that the Company received from its initial public offering.

         Other Income (Expense) - Net. Other Income and expense in 1997 consists of, principally, the Company's proportionate share of loss from the operation of OTC. In 1998, other income primarily represents income from investments.

         Foreign Currency Exchange Gain. Foreign currency exchange decreased approximately $74,000 to approximately $12,000 for the six months ended June 30, 1998 from approximately $86,000 for the comparable period in 1997. The gain was principally the result of the Company's activities in Venezuela and Holland.

         Income tax Provision. The Company's provision for income taxes increased $1.6 million to $3.4 million for the six months ended June 30, 1998 from $1.8 million for the comparable period in 1997, an increase of 88.9%. The Company's effective tax rate for the six months ended June 30, 1998 was 47.3% as compared to 37.0% for the comparable period in 1997. Excluding Venezuelan and European operations, the effective tax rate for the six months ended June 30, 1998 would have been approximately 39.2% compared to the effective tax rate for the six months ended June 30, 1997 of 35.5%. The 1997 effective tax rate after considering the effects of both the Venezuelan and European operations is lower than the 1998 effective tax rate due to greater U.S. exports during 1997. The Company has the ability to reduce its effective consolidated tax rate on its U.S. export sales by way of the Company's FSC which has an effective tax rate of 11.8%. In addition, as part of the Tolson acquisition, the Company acquired operating loss carryforwards. Therefore, no tax expense was recognized on the pre-tax income derived from Tolson for the three months ended June 30, 1998.

         Net Income. Net income increased $0.8 million to $3.8 million for the six months ended June 30, 1998 from $3.0 million for the comparable period in 1997, an increase of 26.7%. The increase in net income was due to the factors stated above.

Liquidity and Capital Resources

         During December 1997, the Company renegotiated one of its line of credit agreements whereby the Company increased the line by $19.0 million to $30.0 million. Under the renegotiated line, $15.0 million of the line is reserved for acquisition financing, of which $7.5 million was used to acquire Browning, and the remaining is reserved for working capital needs. Effective April 1, 1998, the Company signed a new domestic trade finance line of credit for $19 million. Additionally, on June 4, 1998, the Company signed a new credit agreement for the benefit of the Tolson Acquired Companies. After the renegotiations of the line of credit and the additional credit facilities, the Company now has a total borrowing capacity of approximately $120.0 million.

         Net cash provided by operating activities decreased by $.1 million for the six months ended June 30, 1998 and 1997. This decrease was due primarily to an increase in net income offset by changes in the Company's decrease in accounts receivable and decrease in accounts payable during the first six months of 1998. Net cash used in investing activities increased by approximately $7.8 million to $8.8 million for the six months ended June 30, 1998 compared to $1.0 million for the same period in 1997. This increase was primarily the result of a $7.6 million payment made on April 1, 1998 for the acquisition of Browning from funds borrowed on the Company's acquisition line of credit discussed above. Net cash from financing activities increased by approximately $11.1 million to cash from investing activities of $7.0 million for the six months ended June 30, 1998 compared to cash used in financing activities of $4.1 million for the same period in 1997. This increase was due primarily to the borrowings on the Company's acquisition line of credit to fund the purchase of Browning, mentioned above, partially offset by changes in the Company's borrowings and repayments of its loans payable and other long-term debt.

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

         The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $0.6 million for the remainder of 1998 and $1.2 million for 1999 and 2000, respectively.

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

Effects of Inflation

         Inflation generally impacts the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

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

ITEM 2 -          CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1998, the Company did not use any of the proceeds from its initial public offering. All working capital needs were met via the use of the Company's available credit facilities.

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

ITEM 3 -          DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.

ITEM 5 -          OTHER INFORMATION: None.

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

                  Exhibit 27 - Financial Data Schedule for the six months ended June 30, 1998.

     (b) Reports on Form 8-K during quarter ended June 30, 1998:

                  On April 22, 1998, the Company filed a Current Report on Form 8-K reporting, under item 2 thereof, that the Company executed a long-term supply contract for phenol with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol to be produced at Solutia's proposed phenol plant to be constructed in Pensacola, Florida. Phenol production is anticipated to commence in the fourth quarter of 2000.

                  On May 27, 1998, the Company filed a Current Report on Form 8-K reporting, under Item 2 thereof, that the Company had consummated the acquisition of certain of the subsidiaries of Tolson Holding, B.V., a Dutch company, ("Tolson Subsidiaries") on May 13, 1998. These Tolson Subsidiaries are global distributors and traders of methanol, solvents, aromatics and olefins throughout Europe and the Far East. The purchase price for the Tolson Subsidiaries was $5,750,000 subject to certain adjustments as described in the Current Report on Form 8-K. On July 27, 1998, the Company filed a Current Report on Form 8-K/A reporting, under item 7 thereof, that due to circumstances beyond its control, the Company would be unable to timely provide pro forma financial information due to not receiving certain financial information from the seller. It is anticipated that such information will be received in the near future and the Company will file all necessary pro forma information at such time.

                  On June 23, 1998, the Company filed a Current Report on Form 8-K reporting, under Item 2 thereof, that the Company entered into an agreement with Mr. Jesus Herboso, a Spanish citizen. Under terms of the agreement, the Company purchased 5,001 shares, or 50.1%, of the outstanding common stock of Inquinosa International, S.A. ("Inquinosa"), a Spanish company, for $1.8 million to be funded through a four-year earn-out period. Inquinosa is a marketer of lindane. Lindane is a preferred seed-treating pesticide that prevents insect damage during the critical pre-germination stage for wheat, other grains and canola.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JLM INDUSTRIES, INC.

Dated:  August 14, 1998          /s/ John L. Macdonald
                                 ---------------------------------------------
                                 John L. Macdonald
                                 President and Chief Executive Officer



                                 /s/ Frank A. Musto
                                 ---------------------------------------------
                                 Frank A. Musto
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)