Form 10-Q
period 1998-09-30
JLM INDUSTRIES INC
filed 1998-11-13
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                          Commission File No. 000-22687

                              JLM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter.)

DELAWARE                                       06-1163710
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

8675 HIDDEN RIVER PARKWAY, TAMPA, FL           33637
---------------------------------------        ----------
(Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  (813) 632-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [X]

           CLASS                                OUTSTANDING AT NOVEMBER 13, 1998
           -----                                --------------------------------
  Common stock, par value
       $.01 per share                                      7,109,998

                              JLM INDUSTRIES, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                       PAGE NUMBER
------   ---------------------                                       -----------

Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1997 and
         September 30, 1998 (unaudited)                                   3

         Unaudited Consolidated Statements of Income and
         Comprehensive Income for the Three and Nine Months Ended
         September 30, 1997 and 1998                                      4

         Unaudited Consolidated Statements of Cash Flows for the
         Three and Nine Months Ended September 30, 1997 and 1998          5

         Notes to Consolidated Financial Statements                       6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10


PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                               17

Item 2   Changes in Securities and Use of Proceeds                       17

Item 3   Defaults Upon Senior Securities                                 17

Item 4   Submission of Matters to a Vote of Security Holders             17

Item 5   Other Information                                               17

Item 6   Exhibits and Reports on Form 8-K                                17

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                    ASSETS                             DECEMBER 31, 1997              SEPTEMBER 30, 1998
                                                       -----------------              ------------------
                                                                                             (UNAUDITED)
Current Assets:
Cash and cash equivalents                                    $ 5,214,197                    $  5,374,775
Accounts receivable:
  Trade                                                       26,457,677                      42,183,139
  Other                                                        3,012,975                       8,730,616
Inventories                                                   11,880,961                      17,992,232
Prepaid expenses and other current assets                      2,278,224                       2,039,013
Assets held for sale                                             203,009                               -
                                                             -----------                    ------------
     Total current assets                                     49,047,043                      76,319,775

Other investments                                              3,436,976                       3,930,304
Property and equipment, net                                   29,505,011                      28,767,978
Goodwill                                                               -                      11,613,352
Other assets                                                   1,571,541                       3,789,996
                                                             -----------                    ------------
     Total assets                                            $83,560,571                    $124,421,405
                                                             ===========                    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                        $34,474,758                    $ 58,534,437
Current portion of long-term debt                                789,277                       1,348,346
Loans payable                                                    379,034                       1,556,928
Deferred revenue                                                       -                         324,882
Income taxes payable                                             115,333                         500,666
                                                             -----------                    ------------
     Total current liabilities                                35,758,402                      62,265,259

Long-term debt less current portion                            4,795,895                      13,288,535
Deferred income taxes                                          3,949,910                       4,906,490
Minority Interest                                                      -                         133,057
Other liabilities                                                221,747                             654
                                                             -----------                    ------------
     Total liabilities                                        44,725,954                      80,593,995
Stockholders' Equity:
  Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                                    -                               -
  Common stock, $.01 par value, authorized
    30,000,000  shares; issued and outstanding
    7,105,101 shares and 7,109,998, respectively                  71,051                          71,101
  Additional paid-in capital                                  21,074,912                      21,094,032
  Retained earnings                                           17,709,397                      22,980,909
  Accumulated other comprehensive income (loss):

    Foreign currency translation adjustment, net of tax          (20,743)                       (318,632)
                                                             -----------                    ------------
     Total stockholders' equity                               38,834,617                      43,827,410
                                                             -----------                    ------------
     Total liabilities and stockholders' equity              $83,560,571                    $124,421,405
                                                             ===========                    ============

See accompanying notes to consolidated financial statements.

                 JLM INDUSTRIES,INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (UNAUDITED)

                                                                   FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                              ------------------------------       -------------------------------
                                                                 1997               1998               1997               1998
                                                              -----------        -----------       ------------       ------------
Revenues                                                      $63,464,228        $83,079,579       $225,904,844       $226,011,709
Cost of sales                                                  55,661,571         73,716,959        203,950,706        199,002,570
                                                              -----------        -----------       ------------       ------------
    Gross profit                                                7,802,657          9,362,620         21,954,138         27,009,139
Selling, general and  administrative expenses                   4,152,642          5,989,112         12,016,191         15,992,970
                                                              -----------        -----------       ------------       ------------
    Operating income                                            3,650,015          3,373,508          9,937,947         11,016,169
Interest expense - net                                           (451,639)          (498,483)        (1,836,806)        (1,107,377)
Other (expense) income - net                                      (39,866)          (172,348)           (99,596)            45,477
Foreign currency exchange (loss) gain - net                        (8,471)            (5,512)            77,968              6,416
                                                              -----------        -----------       ------------       ------------
Income before minority interest and income taxes                3,150,039          2,697,165          8,079,513          9,960,685
Minority interest in income (loss) of subsidiaries                 12,591           (133,057)            61,878           (133,057)
                                                              -----------        -----------       ------------       ------------
Income from continuing operations before income
   taxes, discontinued operations and extraordinary item        3,162,630          2,564,108          8,141,391          9,827,628
                                                              -----------        -----------       ------------       ------------
Income tax provision:
  Current                                                         810,125            768,631          2,142,086          3,556,530
  Deferred                                                        324,203            310,000            834,779            956,580
                                                              -----------        -----------       ------------       ------------
    Total income tax provision                                  1,134,328          1,078,631          2,976,865          4,513,110
                                                              -----------        -----------       ------------       ------------
Income from continuing  operations before
  discontinued operations and extraordinary item                2,028,302          1,485,477          5,164,526          5,314,518
Loss from operation of discontinued operations, net
  of tax                                                          (18,567)            (9,039)          (178,492)           (43,006)
                                                              -----------        -----------       ------------       ------------
Income before extraordinary item                                2,009,735          1,476,438          4,986,034          5,271,512
Extraordinary loss on extinguishment of debt, net of
  tax                                                            (385,842)                 -           (385,842)                 -
                                                              -----------        -----------       ------------       ------------
Net income                                                      1,623,893          1,476,438          4,600,192          5,271,512
Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustments                         12,695           (299,192)               154           (297,889)
                                                              -----------        -----------       ------------       ------------
Comprehensive income                                          $ 1,636,588        $ 1,177,246       $  4,600,346       $  4,973,623
                                                              ===========        ===========       ============       ============
Basic Income Per Share:
  Income from continuing operations before
    discontinued operations and extraordinary item            $       .32        $       .21       $        .97       $        .75
  Discontinued operations                                               -                  -               (.03)              (.01)
  Extraordinary item                                                 (.06)                 -               (.07)                 -
                                                              -----------        -----------       ------------       ------------
  Net income per share                                        $       .26        $       .21       $        .87       $        .74
                                                              ===========        ===========       ============       ============
Diluted Income Per Share:
  Income from continuing operations before
    discontinued operations and extraordinary item            $       .31        $       .21       $        .96       $        .75
  Discontinued operations                                               -                  -               (.03)              (.01)
  Extraordinary item                                                 (.06)                 -               (.07)                 -
                                                              -----------        -----------       ------------       ------------
  Net income per share                                        $       .25        $       .21       $        .86       $        .74
                                                              ===========        ===========       ============       ============
Weighted Average Number of Shares Outstanding
  Used For:
  Basic income per share                                        6,403,521          7,109,998          5,319,599          7,108,333
  Diluted income per share                                      6,457,743          7,109,998          5,373,822          7,108,333

See accompanying notes to consolidated financial statements.

                JLM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                         ---------------------------------------
                                                                                            1997                        1998
                                                                                         ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $  4,600,192               $  5,271,512
    Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes                                                                    834,779                    956,580
     Minority interest in (loss) income of subsidiaries                                       (61,878)                   133,057
     Loss on disposal of assets                                                               250,367                     30,473
     Depreciation and amortization                                                          2,158,417                  2,599,754
     Loss from partnerships                                                                    36,000                     36,000
     Allowance for doubtful accounts                                                                -                    133,902
     Loss from investment in Olefins Terminal Corpor ation - net                              418,428                          -
     Noncash management fee and interest income from OTC                                     (133,818)                         -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                         (10,066,161)                 7,215,910
       Decrease (increase) in inventories                                                   2,095,196                 (1,064,252)
       (Increase) decrease in prepaid expenses and  other current assets                      (97,375)                   282,041
       Increase in other assets                                                              (159,235)                (2,384,983)
       Increase (decrease) in accounts payable and accrued expenses                         4,304,011                (10,062,217)
       Increase in income taxes payable                                                        32,628                     81,536
       (Decrease) increase in deferred revenue                                               (300,475)                   324,882
       Decrease in other liabilities                                                         (145,140)                  (525,823)
                                                                                         ------------               ------------
       Net cash provided by operating activities                                            3,765,936                  3,028,372
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets held for sale                                            1,192,128                    254,809
     Capital expenditures                                                                  (1,970,031)                (1,139,915)
     Purchase of minority interest                                                           (110,526)                         -
     Stock issuance cost                                                                   (1,144,710)                         -
     Purchase of subsidiaries                                                                       -                 (7,924,268)
     Other investments                                                                     (1,022,615)                  (529,328)
                                                                                         ------------               ------------
        Net cash used in investing activities                                              (3,055,754)                (9,338,702)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) proceeds of loans payable                                            (2,475,506)                 1,177,894
     Proceeds from long-term debt                                                           1,750,335                  7,991,324
     Repayments of long-term debt                                                         (17,794,874)                (2,419,590)
     Proceeds from sale of common stock                                                    21,846,828                     19,169
     Distributions to stockholders                                                         (1,740,056)                         -
                                                                                         ------------               ------------
        Net cash provided by financing activities                                           1,586,727                  6,768,797
     Effect of foreign exchange rates on cash                                                     257                   (297,889)
                                                                                         ------------               ------------
        Net increase in cash and cash equivalents                                           2,297,166                    160,578
  Cash and cash equivalents, beginning of period                                            4,792,473                  5,214,197
                                                                                         ------------               ------------
  Cash and cash equivalents, end of period                                               $  7,089,639               $  5,374,775
                                                                                         ============               ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                                                         $  2,274,525               $    991,491
                                                                                         ============               ============
        Income taxes                                                                     $  1,528,283               $  2,959,197
                                                                                         ============               ============
  Noncash investing activities:
       Capital lease obligations                                                         $     50,335               $          -
                                                                                         ============               ============
       Forgiveness of accounts payable for joint venture restructuring                   $  1,958,157               $          -
                                                                                         ============               ============

     See accompanying notes to consolidated financial statements.

                JLM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                             (UNAUDITED)

NOTE 1   DESCRIPTION OF BUSINESS

         JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor and a manufacturer of certain commodity chemicals, principally acetone and phenol. JLM is headquartered in Tampa, Florida and believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone at its Blue Island, Illinois Plant and (iii) sources acetone from its joint venture manufacturing operation in Mt. Vernon, Indiana. The Company's principal products are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents, synthetic rubbers and food processing. The Company sells its products worldwide to over 1,000 customers.

NOTE 2   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The Company's cost of sales on an interim basis are adjusted to reflect a proportionate share of the estimated LIFO provision for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included in the Company's Form 10-K dated March 25, 1998 as updated by the Company's 10-K/A dated April 13, 1998.

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

         On July 24, 1997, the Company sold 2,156,000 shares of common stock at an initial public offering price of $10 per share. During September 1997, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase 190,000 additional shares of common stock for the purpose of covering over-allotments.

         In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share. As of September 30, 1998, there were only 264,500 of such options outstanding due to employee turnover. Except for the three months ended September 30, 1998, the average market price of the Company's common stock was greater than the exercise price for the outstanding options for substantially all periods presented. Accordingly, the impact of the dilutive effect of the options included in the calculation of diluted weighted average shares outstanding is illustrated below for the periods ended September 30:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                           ------------------------       -------------------------
                                             1997           1998             1997           1998
                                           ---------      ---------       ---------       ---------
Basic weighted shares outstanding          6,403,521      7,109,998       5,319,599       7,108,333
Dilutive effect of outstanding options        54,222              -          54,223               -
                                           ---------      ---------       ---------       ---------
Diluted weighted shares outstanding        6,457,743      7,109,998       5,373,822       7,108,333
                                           =========      =========       =========       =========

         The following unaudited computation of pro forma diluted earnings per share assumes that the sale of the 2,156,000 shares of common stock and the sale of 190,000 shares pursuant to the exercise of the Underwriter's over-allotment option, mentioned above, had occurred at the beginning of each of the periods presented and does not purport to be indicative of what would have occurred had the sales of stock actually been made as of such dates.

                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         ----------------------            ----------------------
                                                                         1997              1998             1997            1998
                                                                         -----            -----            -----            -----
       Pro Forma Diluted Income Per Share:
       Income from continuing operations                                 $ .29            $ .21            $ .73            $ .75
       Discontinued operations                                               -                -             (.03)            (.01)
       Extraordinary item                                                 (.05)               -             (.05)               -
                                                                         -----            -----            -----            -----
       Pro forma net income per share                                    $ .24            $ .21            $ .65            $ .74
                                                                         =====            =====            =====            =====
       Pro forma diluted weighted average number of shares
          outstanding                                                7,123,977        7,109,998        7,120,061        7,108,333


NOTE 4   INCOME TAXES

         The provision for income tax expense for the three and nine months ended September 30, 1997 and 1998 is calculated using the estimated annual income tax rates based on projected annualized income.

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

         Effective April 1, 1998, the Company completed the purchase of all of the assets of Browning Chemical Corporation ("Browning") for $9.5 million. The purchase price consisted of an initial payment of $7.5 million cash and a $2 million promissory note to be paid in equal installments over four years. Browning was founded in 1948 and is a major marketer of inorganic chemicals, with a diversified product range serving both industrial and food processing markets throughout the United States. The acquisition was accounted for as a purchase.

         Effective April 1, 1998, JLM completed the acquisition of Tolson Transport B.V., a Dutch company, Tolson Holland B.V., a Dutch company, and Tolson Asia Pte., Ltd, a Singapore company through the purchase of all of the outstanding shares of capital stock of the three companies (the "Acquired Companies") from their parent Tolson Holding, B.V., a Dutch company. The total purchase price for the Acquired Companies was $5.75 million, including the execution of a $2.9 million promissory note, subject to certain adjustments as described below.

         The Acquired Companies are global distributors and traders of methanol, solvents, aromatics and olefins. The acquisition will expand the Company's international chemical business especially in Asia and Europe including an office in Russia.

         The purchase price was determined based on a closing valuation date of March 31, 1998, less excluded receivables as defined in the Share Purchase Agreement and the execution of a $2.9 million promissory note that accrues interest at the LIBOR rate plus 1%. The promissory note is payable in five semi-annual installments of $350,000 with a lump-sum payment of $1.1 million due in May 2001. Based on the combined negative shareholders' equity of the Acquired Companies as of March 31, 1998 Tolson contributed approximately $7.4 million to bring the combined negative equity of the Acquired Companies to zero.

         The purchase of the Acquired Companies excluded certain receivables, as defined in the Share Purchase Agreement. For such excluded receivables, JLM will collect such receivables on a best efforts basis and JLM will receive a commission, as defined in the Share Purchase Agreement, for actual collections made. The transaction was treated as a purchase under generally accepted accounting principles.

         On July 3, 1998, the Company acquired from Mr. Jesus Herboso, a Spanish citizen, 50.1%, of the outstanding common stock of Inquinosa International, S.A. ("Inquinosa"), a Spanish company. The purchase price for Inquinosa is $1.8 million to be funded through a four-year earn-out period. The effective date of the acquisition is July 1, 1998. Inquinosa is a worldwide marketer of the pesticide lindane. Lindane is a preferred seed-treating pesticide that prevents insect damage during the critical pre-germination stage for wheat, other grains and canola.

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

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continued to operate at full capacity during the three and nine months ended September 30, 1998. This factor, combined with a reduction in manufacturing costs primarily from a reduction in the cost of certain raw materials resulted in improved operating profitability for the Company's manufacturing segment during the first two quarters of 1998. During the third quarter of 1998, the Company experienced declines in both acetone and phenol selling prices resulting in lower margins both in its marketing and manufacturing segments.

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

         As fully explained in Note 6 of the unaudited consolidated financial statements, on March 10, 1998, the Company executed a long-term supply contract for phenol with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol to be produced at Solutia's proposed phenol plant to be constructed in Pensacola, Florida (the "Supply Contract"). The proposed phenol plant will attempt to utilize a new benzene-to-phenol technology to produce phenol and is currently estimated to have a yearly capacity of 300 million pounds. Construction of the plant is anticipated to commence in the beginning of 1999 and phenol production is anticipated to begin at the plant in the fourth quarter of 2000.

         Effective April 1, 1998, the Company entered an agreement with Tolson Holding B.V. ("Tolson"), a Dutch global distributor and trader of methanol, solvents, aromatics and olefins, to acquire certain subsidiaries of Tolson. The acquisition of the Tolson's subsidiaries will expand the Company's international chemical business, especially in Asia and Europe, including Russia where Tolson already has an existing business structure. See Note 6 of the unaudited consolidated financial statements for a further discussion on the acquisition of Tolson

         In July 1998, the Company further expanded its international marketing business through an agreement to purchase 50.1% of the outstanding common stock of Inquinosa International, S.A., a

Spanish distributor of the pesticide Lindane. See Note 6 of the unaudited consolidated financial statements for a further discussion on the acquisition of Inquinosa.

         During 1997, the Company's investment in Olefins Terminal Corporation ("OTC") was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC, the Company has not recorded additional losses on its investment during 1998. Additionally, the Company will not record future losses on its investment in OTC until future operating income from OTC surpasses the cumulative unrecorded operating losses or until any contingent payment obligation is required to be made by the Company on behalf of OTC.

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.

                                       THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                               ----------------------------------------------          -------------------------------------------
                                       1997                        1998                       1997                       1998
                               -------------------           ----------------          -------------------       -----------------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Marketing                    $47,748        75.2%          $70,157     84.4%         $176,878       78.3%      $181,756     80.4%
  Manufacturing                 15,716        24.8%           12,923     15.6%           49,027       21.7%        44,256     19.6%
                               -------       -----           -------    -----          --------      -----       --------    -----
                               $63,464       100.0%          $83,080    100.0%         $225,905      100.0%      $226,012    100.0%
                               =======       =====           =======    =====          ========      =====       ========    =====
Gross profit:
  Marketing                    $ 3,150        40.4%          $ 6,072     64.9%         $ 10,090       46.0%      $ 13,741     50.9%
  Manufacturing                  4,653        59.6%            3,291     35.1%           11,864       54.0%        13,268     49.1%
                               -------       -----           -------    -----          --------      -----       --------    -----
                               $ 7,803       100.0%          $ 9,363    100.0%         $ 21,954      100.0%      $ 27,009    100.0%
                               =======       =====           =======    =====          ========      =====       ========    =====
Segment operating income:
  Marketing                    $   937        23.0%          $ 1,804     44.5%         $  4,061       35.4%      $  2,832     30.1%
  Manufacturing                  3,138        77.0%            2,246     55.5%            7,396       64.6%         6,579     69.9%
                               -------       -----           -------    -----          --------      -----       --------    -----
Total segment
  operating income               4,075       100.0%            4,050    100.0%           11,457      100.0%         9,411    100.0%
Corporate expenses                (425)          -              (676)       -            (1,519)         -         (2,624)       -
                               -------       -----           -------    -----          --------      -----       --------    -----
Total operating income         $ 3,650       100.0%          $ 3,374    100.0%         $  9,938      100.0%      $  6,787    100.0%
                               =======       =====           =======    =====          ========      =====       ========    =====

         The manufacturing segment sold approximately $3,558,000 and $2,045,000, respectively, of products to the marketing segment during the nine months ended September 30, 1998 and 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased $19.6 million to $83.1 million for the three months ended September 30, 1998 from $63.5 million for the comparable period in 1997, an increase of 30.9%. Revenues for the marketing segment increased $22.4 million to $70.2 million for the three months ended September 30, 1998 from $47.8 million for the comparable period in 1997, an increase of 46.9%. The increase in marketing revenue is due primarily to additional revenue from the Company's three acquisitions - Tolson, Browning and Inquinosa. However, this increase in revenues for the marketing segment was partially offset due to decreases in the volume and selling prices of propylene from their levels in 1997. Revenues for the manufacturing segment decreased $2.8 million to $12.9 million for the three months ended September 30, 1998 from $15.7 million for the comparable period in 1997, a decrease of 17.8%. This decrease in manufacturing segment revenues was due primarily to a decrease in overall sales volumes and prices of acetone sourced from the Company's Mt. Vernon plant and a reduction in selling prices of phenol during the third quarter of 1998.

         GROSS PROFIT. Gross profit increased $1.6 million to $9.4 million for the three months ended September 30, 1998 from $7.8 million for the comparable period in 1997, an increase of 20.5%. As a percentage of revenues, gross profit decreased to 11.3% for the three months ended September 30, 1998 from 12.3% for the comparable period in 1997. Gross profit for the marketing segment increased $2.9 million to $6.1 million for the three months ended September 30, 1998 from $3.2 million for the comparable period in 1997, an increase of 90.6%. The increase in marketing segment gross profit was due primarily to the impact of Tolson, Browning and Inquinosa and due to sales of new products with higher profit margins. As noted above, gross profit for the marketing segment for the three months ended September 30, 1998 would have been higher had both propylene selling volumes and selling prices been at the same levels as during the second quarter of 1997. Gross profit for the manufacturing segment decreased by $1.4 million to $3.3 million for the three months ended September 30, 1998 from $4.7 million for the comparable period in 1997, a decrease of 29.8%. The decrease in manufacturing gross profit was principally the result of reductions in phenol selling prices that occurred during the third quarter of 1998

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.8 million to $6.0 million for the three months ended September 30, 1998 from $4.2 million for the comparable period in 1997, an increase of 42.9%. This increase was due to higher depreciation costs related to new terminal facilities built in late 1997, expenses related to Tolson, Browning and Inquinosa, certain expenses relating to the expansion of the Company's product base, amortization of goodwill relating to Tolson and costs pertaining to JLM being publicly traded.

         OPERATING INCOME. Operating income decreased $0.3 million to $3.4 million for the three months ended September 30, 1998 from $3.7 million for the comparable period in 1997, a decrease of 8.1%. This decrease was principally as a result of the factors that increased selling, general, and administrative as discussed above.

         INTEREST EXPENSE - NET. Net interest expense increased by approximately $47,000 for the three months ended September 30, 1998 from approximately $452,000 for the comparable period in 1997, an increase of 10.4%. This increase in interest expense was principally from the Company's new acquisitions of Tolson, Browning and Inquinosa.

         OTHER INCOME - NET. Other income in 1997 consists of, principally, the Company's proportionate share of income or loss from the operations of OTC. In 1998, other income primarily represents income from investments.

         FOREIGN CURRENCY EXCHANGE GAIN. Foreign currency exchange loss decreased by approximately $3,000 to approximately $5,000 for the three months ended September 30, 1998 from approximately $8,000 for the comparable period in 1997. The decrease in the foreign currency exchange loss was principally the result of the further stabilization of the Venezuelan currency since the lifting of exchange controls in 1996.

         INCOME TAX PROVISION. The Company's provision for income taxes decreased $56,000 for the three months ended September 30, 1998 from approximately $1,134,000 for the comparable period in 1997, a decrease of 4.9%. The Company's effective tax rate for the three months ended September 30, 1998 was 42.1% as compared to 35.9% for the comparable period in 1997. The Company's Venezuelan and Holland operations have not recorded any income tax benefit in 1998 or 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding these operations, the effective tax rate for the three months ended September 30, 1998 and 1997 would have been approximately 39.4% and 35.5%, respectively. The Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the

Company's Foreign Sales Corporation ("FSC") that has an effective tax rate of 11.8%. In addition, as part of the Tolson acquisition, the Company acquired operating loss carryforwards. Therefore, no tax expense was recognized on the pre-tax income derived from Tolson for the three months ended September 30, 1998.

         NET INCOME. Net income decreased $0.1 million to $1.5 million for the three months ended September 30, 1998 from $1.6 million for the comparable period in 1997, a decrease of 6.3%. This decrease in net income was due to the factors stated above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased $0.1 million to $226.0 million for the nine months ended September 30, 1998 from $225.9 million for the comparable period in 1997. Revenues for the marketing segment increased $4.9 million to $181.8 million for the nine months ended September 30, 1998 from $176.9 million for the comparable period in 1997, an increase of 2.8%. The increase in marketing segment revenues was generally the result of increased revenues from Tolson, Browning and Inquinosa that was partially offset due to decreased propylene sales during 1998 compared to 1997. Revenues for the manufacturing segment decreased by $4.8 million to $44.2 million for the nine months ended September 30, 1998 from $49.0 million for the comparable period in 1997, a decrease of 9.8%. The decrease in manufacturing segment revenues was principally due to a decrease in the volume and sales prices of acetone sold from the Company's Mt. Vernon plant and the reduction of phenol selling prices during the third quarter of 1998.

         GROSS PROFIT. Gross profit increased $5.1 million to $27.0 million for the nine months ended September 30, 1998 from $21.9 million for the comparable period in 1997, an increase of 23.3%. As a percentage of revenues, gross profit increased to 11.9% for the nine months ended September 30, 1998 from 9.7% for the comparable period in 1997. Gross profit for the marketing segment increased $3.6 million to $13.7 million for the nine months ended September 30, 1998 compared to $10.1 million for the comparable period in 1997, an increase of 35.6%. This increase in gross profit for the marketing segment was due primarily from the profit contributions from Tolson, Browning and Inquinosa partially offset by lower propylene sales in 1998 compared to the same period in 1997. Gross profit for the manufacturing segment increased by $1.4 million to $13.3 million for the nine months ended September 30, 1998 from $11.9 million for the comparable period in 1997, an increase of 11.8%. The increase in manufacturing gross profit was principally the result of favorable prices in certain raw material costs that equated to higher margins due to phenol price stability during the first two quarters of 1998 partially offset by lower acetone and phenol selling prices during the third quarter of 1998. The increase in overall gross profit would have been larger had the Company not hedged propylene during the first quarter of 1997. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of $0.5 million which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales in 1997 resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.0 million to $16.0 million for the nine months ended September 30, 1998 from $12.0 million for the comparable period in 1997, an increase of 33.3%. This increase was due to higher depreciation costs related to new terminal facilities built in late 1997, expenses related to Tolson, Browning and Inquinosa, certain expenses relating to the expansion of the Company's product base, amortization of goodwill and costs pertaining to JLM being publicly traded.

         OPERATING INCOME. Operating income increased $1.1 million to $11.0 million for the nine months ended September 30, 1998 from $9.9 million for the comparable period in 1997, an increase of 11.1%. This increase was principally as a result of the factors that increased gross profit discussed above partially offset by the increase in selling, general and administrative expenses discussed above.

         INTEREST EXPENSE - NET. Net interest expense decreased by approximately $.7 million to $1.1 million for the nine months ended September 30, 1998 from $1.8 million for the comparable period in 1997, a decrease of 38.9%. This decrease in interest expense was principally due to the Company's early retirement of certain of its debt in August 1997 from proceeds that the Company received from its initial public offering partially offset by additional interest from the Company's acquisitions in 1998.

         OTHER INCOME (EXPENSE) - NET. Other income and expense in 1997 consists of, principally, the Company's proportionate share of loss from the operation of OTC. In 1998, other income primarily represents income from investments.

         FOREIGN CURRENCY EXCHANGE GAIN. The Company's gain from foreign currency exchanges decreased by approximately $71,000 to approximately $7,000 for the nine months ended September 30, 1998 from approximately $78,000 for the comparable period in 1997. The gain was principally the result of the Company's activities in Venezuela and Holland.

         INCOME TAX PROVISION. The Company's provision for income taxes increased $1.5 million to $4.5 million for the nine months ended September 30, 1998 from $3.0 million for the comparable period in 1997, an increase of 50.0%. The Company's effective tax rate for the nine months ended September 30, 1998 was 45.9% as compared to 36.6% for the comparable period in 1997. Excluding Venezuelan and European operations, the effective tax rate for the nine months ended September 30, 1998 would have been approximately 39.3% compared to the effective tax rate for the nine months ended September 30, 1997 of 36.0%. The 1997 effective tax rate after considering the effects of both the Venezuelan and European operations is lower than the 1998 effective tax rate due to greater U.S. exports during 1997. The Company has the ability to reduce its effective consolidated tax rate on its U.S. export sales by way of the Company's FSC which has an effective tax rate of 11.8%. In addition, as part of the Tolson acquisition, the Company acquired operating loss carryforwards. Therefore, no tax expense was recognized on the pre-tax income derived from Tolson for the three months ended September 30, 1998.

         NET INCOME. Net income increased $0.7 million to $5.3 million for the nine months ended September 30, 1998 from $4.6 million for the comparable period in 1997, an increase of 15.2%. The increase in net income was due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         During December 1997, the Company renegotiated one of its line of credit agreements whereby the Company increased the line by $19.0 million to $30.0 million. Under the renegotiated line, $15.0 million of the line is reserved for acquisition financing, of which $7.5 million was used to acquire Browning, and the remaining $15.0 is reserved for working capital needs. Effective April 1, 1998, the Company signed a new domestic trade finance line of credit for $19.0 million. Additionally, on June 4, 1998, the Company signed a new credit agreement for the benefit of the Tolson Acquired Companies. After the renegotiations of the line of credit and the additional credit facilities, the Company now has a total borrowing capacity of approximately $120.0 million of which approximately $103.8 million is available as of September 30, 1998.

         Net cash provided by operating activities decreased by $.7 million for the nine months ended September 30, 1998 compared to the same period in 1997. This decrease was due primarily to an increase in net income offset by changes in the Company's accounts receivable and accounts payable during the first nine months of 1998. Net cash used in investing activities increased by approximately $6.3 million to $9.3 million for the nine months ended September 30, 1998 compared to $3.0 million for the same period in 1997. This increase was primarily the result of approximately $7.6 million used in the current year acquisitions noted above. Net cash from financing activities increased by approximately $5.2 million to $6.8 million for the nine months ended September 30, 1998 compared to $1.6 million for the same period in 1997. This increase was due primarily to the borrowings on the Company's acquisition line of credit to fund the purchase of Browning, mentioned above, partially offset by changes in the Company's borrowings and repayments of its loans payable and other long-term debt.

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

         The Company expects capital expenditures for its domestic manufacturing and terminaling facilities to be approximately $0.3 million for the remainder of 1998 and $1.2 million for 1999 and 2000, respectively.

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

YEAR 2000 COMPLIANCE

         The Year 2000 problem is the result of computer programs using the last two digits rather than all four digits to record an applicable year. Should any of the Company's computer programs, hardware or software use "00" as the year rather than the year 2000 it could result in a system failure, miscalculations or disruptions of the Company's business, including a temporary inability to provide services to its customers.

         The Company recognized this problem over 2 years ago. As such, the Company began a program whereby all internally used programs, hardware and software would be evaluated to determine the best course of action to take in order to ensure that all such items are Year 2000 compliant.

         The Company began in late fiscal 1996 to search for a new business core application that would provide more flexibility with the Company's growing needs as well as being Year 2000 compliant. In the first quarter of 1998, the Company concluded its search and has begun the transition to the new application system and expects to complete conversion by the end of the first quarter of 1999 for all domestic JLM companies. Additionally, the Company has completely replaced all other hardware and software programs that provide both standardization to the Company's computer environment and are all Year 2000 compliant.

         The Company also recognized that the Year 2000 compliance issue also affects its vendors and customers. Therefore, the Company initiated a plan with all of its vendors and customers to ensure that no material disruption of service would occur due to the Year 2000 issue. As of the end of the third quarter of 1998, based on the responses received, it does not appear that any such material disruption will occur due to the lack of any of our vendors or customers not having operating systems that are Year 2000 compliant.

         Additionally, the Company has identified Year 2000 vulnerabilities with its international operations and will have in place business core applications by the end of the second quarter of 1999 that are Year 2000 compliant. By the end of 1999, all Year 2000 hardware will be in compliance for the Company's international operations. The Company anticipates that the total cost of implementing the new business core applications to be $.3 million.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 1998, the Company did not use any of the proceeds from its initial public offering. All working capital needs were met via the use of the Company's available credit facilities.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

ITEM 5 - OTHER INFORMATION: None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 27 - Financial Data Schedule for the nine months ended
                      September 30, 1998.

(b)      Reports on Form 8-K during quarter ended September 30, 1998:

         On July 27, 1998, the Company filed a Current Report on Form 8-K/A under item 7 thereon reporting the acquisition of Tolson Transport B.V., a Dutch company, Tolson Holland B.V., a Dutch company and Tolson Asia Pte., Ltd, a Singapore Company. Additionally, the Company reported that it was unable to report on the pro forma financial information due to not receiving financial information on a timely manner due to circumstances beyond its control.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JLM INDUSTRIES, INC.

Dated:  November 13, 1998          /S/ JOHN L. MACDONALD
                                   ------------------------------------
                                   John L. Macdonald
                                   President and Chief Executive Officer



                                   /S/ FRANK A. MUSTO
                                   ------------------------------------
                                   Frank A. Musto
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                 Financial Data Schedule