Form 10-K
period 1998-12-31
JLM INDUSTRIES INC
filed 1999-03-30
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

                           Commission File No. 1-12333

                              JLM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter.)

        DELAWARE                                            06-1163710
(State of Incorporation)                       (IRS Employer Identification No.)

8675 HIDDEN RIVER PARKWAY, TAMPA, FL                              33637
(Address of principal executive office)                        (Zip Code)

                                 (813) 632-3300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ( ).

The aggregate market value of common stock held by non-affiliates of the registrant at March 25, 1999 was $34,712,219, based upon the last reported sales price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at March 25, 1999 was 6,691,512.

    Documents Incorporated by Reference:
    None.

    FORWARD LOOKING INFORMATION

      This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include: the cyclical nature of the worldwide chemical market; the possibility of excess capacity; fluctuations in the cost and availability of raw material; the political and economic uncertainties associated with international operations; fluctuations of foreign currency exchange; the risks associated with potential acquisitions and the ability to implement other features of the Company's business strategy.

                                       PART I

ITEM 1. BUSINESS:

      BUSINESS OVERVIEW

           JLM Industries, Inc. ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is the second largest marketer of acetone and the fifth largest supplier of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company
    (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone at its Blue Island Plant and (iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers, including Ashland Chemical, Inc. ("Ashland"), B.F. Goodrich Co. ("B.F. Goodrich"), Borden, Inc. ("Borden"), Hoechst Celanese Corporation, E.I. duPont de Nemours and Company ("DuPont"), Dutch State Mines ("DSM"), Eli Lilly & Co., Georgia Pacific Corporation ("Georgia Pacific"), Minnesota, Mining and Manufacturing Company ("3M"), Neste Resins Corporation ("Neste"), Rohm & Haas Company ("Rohm & Haas") and Shell Chemicals Canada, Inc. ("Shell Chemicals Canada"). In 1998, sales to the foregoing customers accounted for approximately 18.5%, respectively, of the Company's revenues. No single customer accounted for more than 10% of the Company's revenues in 1998.

           In 1977, John L. Macdonald, the Chief Executive Officer and President of the Company, co-founded Gill and Duffus Chemicals, Inc., the domestic chemical trading operation of the London-based Gill and Duffus Holding PLC. As part of a management buy-out in 1982, Mr. Macdonald purchased Gill and Duffus Chemicals, Inc., and subsequently merged into Steuber Company, Inc., the domestic operations of the Steuber Group, a worldwide chemical distribution company. In 1986, Mr. Macdonald purchased the U.S. assets of the Steuber Company and formed JLM as the successor.

           Since 1986, the Company has grown rapidly by expanding its product sourcing arrangements and product offerings, acquiring manufacturing and terminaling facilities and providing superior customer service and product quality and availability. Among the Company's most significant corporate milestones are (i) its investment in 1987 in the Mt. Vernon Partnership,
    (ii) the formation in 1992 of Olefins Terminal Corporation ("OTC"), (iii) the acquisition of the JLM Terminal in 1992 and (iv) the acquisition of the Blue Island Plant in

    1995. In addition, the Company entered into its first exclusive marketing agreement with Sasol Chemical Industries (PTY) Ltd. (South Africa) ("SasolChem") in 1987 and began its expansion into the international markets with the opening of offices in Canada in 1987, Venezuela in 1992, Western Europe in 1995 and Eastern Europe and the Far East in 1998. Most recently, the Company continued its expansion both domestically and internationally through the acquisitions of Browning Chemical Corporation ("Browning"), Inquinosa International S.A. ("Inquinosa"), and the acquisitions of Tolson Holland B.V., Tolson Transports B.V. and Tolson Asia LTD (the "Tolson Group"). Through the acquisition of Browning, the Company diversified into the domestic inorganic chemical distribution business, which was synergistic with the Company's current infrastructure. The new business not only expanded the Company's product mix but also added increased margins. Inquinosa has contributed to JLM's ability to be a niche player in the agrochemical sector. Additionally, with the acquisition of the Tolson Group, the Company has further expanded its client base in Europe and Asia.

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

           According to industry sources, current world phenol capacity is approximately 13.8 billion pounds (4.5 billion pounds in North America). The two largest end markets for phenol are phenolic resins, which is the Company's only market for phenol, and bisphenol A ("BPA"). Phenolic resins are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, and account for approximately 37.0% of total phenol demand. BPA is used as a raw material in the manufacture of high performance plastics such as those used in automobiles, household appliances, electronics and protective coatings applications. BPA, the fastest growing application for phenol, currently accounts for approximately 28.0% of phenol demand and is expected to grow to approximately 33.0% by the year 2000. Phenol, for the production of BPA, requires a greater degree of purification and is produced almost exclusively by manufacturers of BPA for their internal consumption. Any phenol not consumed internally by such manufacturers generally is sold to other end users. The Company believes sales of excess phenol by BPA producers will be relatively limited as the demand for BPA continues to increase, which should have a positive effect on phenol prices generally.

           Phenol selling prices and margins, at cyclical highs during 1995, 1996 and 1997, started to show significant declines in 1998. Although new production capacity does not come on line until the second half of 1999, price erosion has occurred in both acetone and phenol as key supply players are positioning themselves for additional market share. Currently, demand equals supply for all of 1999. The Company still expects worldwide and North American phenol demand to continue to grow by approximately 3.0% per year for the next five years. The main component of this growth will be in increased demand for polycarbonate resins that is estimated to grow by 8 to 10% per year while phenolic resins are expected to have a zero growth rate over this same period. In the U.S., confirmed new capacity includes Aristech, Shell and Phenol Chemie with a combined total of
    1.6 billion pounds. This is in excess of 30% of current U.S. capacity. JLM does not forecast any further significant erosion in prices from January 1999 as net selling prices are approaching costs.

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

           The U.S. Federal government has exempted acetone from all regulations as a volatile organic compound ("VOC"). To date, 47 states have followed the Federal government's ruling, and the Company expects acetone to be exempted from VOC regulation by all 50 states in the near future. The Company believes that the exemption of acetone from VOC regulation will lead to increased demand for acetone based coatings and solvents.

           According to industry sources, current world acetone production capacity is approximately 8.5 billion pounds (2.9 billion pounds in North America). Selling prices and margins for acetone were at cyclical highs in 1995 and early 1996, similar to those for phenol, driven by growth in the use of acetone for the production of MMA and BPA (for engineering plastics) and a rejuvenated market for acetone based solvents. However in 1998 these selling prices and margins began to decline from their cyclical highs. World demand is expected to grow approximately 2.5% annually through 1999. Recently announced capacity additions in Europe and the U.S. for phenol, if completed, would increase the capability for acetone production, which could be partially offset by closure of on-purpose production over the next few years. The Company expects acetone demand in North America to grow approximately 3.6% annually through 2002, driven primarily by growth in the BPA market of approximately 8 to 10% annually, renewed growth in acetone-based solvents of 4.5% annually, and a continued recovery in the MMA market.

       Propylene

           According to industry sources, current world propylene capacity is approximately 100 billion pounds with global demand for propylene expected to grow approximately 5.0% per year through 1999. North American capacity is currently approximately 30 billion pounds with North American demand expected to grow approximately 2.5% per year through 2000. The U.S. is expected to take a significant role in producing and sourcing propylene to international consumers.

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

    BUSINESS STRATEGY

           The Company's principal objective is to continue to expand the number of sources and breadth of its chemical products and the markets in which it distributes these products to enhance its position as a leading supplier to the worldwide chemical industry. Key elements of the Company's business strategy include:

           - Expand Sources of Supply through Joint Ventures, Acquisitions and Strategic Relationships. The Company will continue to seek to identify and pursue domestic and international opportunities to expand its sources of supply for products in or consistent with its core business. These opportunities may include additional joint ventures, acquisitions and strategic relationships. Consistent with this strategy, the Company formed the Mt. Vernon joint venture with General Electric Company ("GE") and an affiliate of CITGO in 1987, acquired the Blue Island Plant in 1995 and established a long-term supplier relationship with SasolChem in 1987. JLM concluded an arrangement with Solutia that will assure the Company additional phenol supplies for 15 years once the phenol plant is built. In continuing to act upon this strategy, JLM successfully completed its acquisition of Browning during the first quarter of 1998. Founded in 1948, Browning is an experienced marketer of inorganic chemicals, with a diversified product range serving both industrial and food-processing markets including USSP and FCC regulated applications. With the addition of Browning, JLM has expanded its product mix offered to its customers while enhancing its position in the chemical industry.

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

           - Continue International Expansion. The Company currently has international operations in South America, Europe (including Russia and the Czech Republic) and Asia. JLM intends to continue to utilize its chemical market experience, distribution and logistics capabilities and industry relationships to increase its international presence, particularly in the growing chemical markets of Asia and South America. In 1997, JLM purchased a minority interest in SK Asia and purchased a minority interest in SK Trading, both of which are participating in a Vietnamese joint venture that intends to construct a chemical plant in Vietnam that will produce dioctyl phthlate, a chemical used in the manufacture of plastics such as PVC once market conditions warrant the building of the plant. The Vietnamese joint venture also intends to construct terminaling and storage facilities in Vietnam and Malaysia. The Company believes that its indirect participation in the Vietnamese joint venture also will provide it with increased access to the Asian market. Continuing to fulfill on its strategic objective, in 1998, JLM acquired a majority interest in Inquinosa, a Spanish chemical company that has a joint venture with a Romanian manufacturer of the pesticide lindane. The investment in Inquinosa gives JLM the exclusive right to market lindane in the U.S. and Canada. In addition, in the first quarter of 1998, the Company completed the acquisition of the Tolson Group from Tolson Holdings B.V., a Dutch global distributor and trader of methanol, solvents and olefins. The Tolson Group is one of the largest independent methanol merchants and operates worldwide with extensive distribution operations in both Europe and Asia. The Tolson Group has successfully marketed such locally produced products as oxo-alcohols, olefins, chlorinated hydrocarbons and acetates in such CIS countries as the Ukraine, Belarus and the Baltic States. The acquisition of the Tolson Group also includes operations in Singapore, Thailand, Indonesia and throughout Southeast Asia.

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

    PRODUCTS AND CUSTOMERS

           JLM markets more than 100 chemical products to over 1,000 customers worldwide. In 1998, sales of acetone, phenol and propylene accounted for approximately 35.5% of the Company's total revenues. Set forth below is certain information about the Company's sales of acetone, phenol, propylene and certain other products, including representative customers for such products.

       Acetone

           In 1998, JLM distributed approximately 392 million pounds of acetone, of which approximately 79.6% was sourced from the Blue Island Plant and the Mt. Vernon Plant. The largest end market application of acetone is as a raw material in the production of MMA, an important chemical intermediate used to make aircraft windows, lighting fixtures, medical/dental parts, storm doors and taillight lenses. Additional end market applications for acetone include adhesives, pharmaceuticals, solvents, paints and plastics. JLM's acetone customers include Ashland, B.F. Goodrich, DuPont, ICI Acrylics and Rohm & Haas.

      Phenol

           In 1998, the Company distributed approximately 131 million pounds of phenol, of which approximately 73.3% was sourced from the Blue Island Plant. The two largest end market applications for phenol are phenolic resins, which are used in adhesives and bonding agents in plywood and other forest products and BPA. JLM's phenol customers include Borden, Georgia Pacific and Neste.

      Propylene

           In 1998, the Company distributed approximately 74 million pounds of propylene. The largest end market application for propylene is as a raw material in the production of polypropylene which is used in the manufacture of appliance parts, automobile components, brushes, carpeting, rope and tape. Propylene is also used in the production of foams for furniture, insulation, elastomers, molded goods and pharmaceuticals. The Company also markets other olefins, including butadiene and ethylene. The Company's olefins customers include DuPont, Exxon Corporation ("Exxon"), GE and Goodyear. JLM's propylene customers include Borealis Exploration Limited, DSM and Dow Chemical Corporation ("Dow Chemical").

      Other Products

           In addition to acetone, phenol and propylene, the Company markets and distributes other commodity, inorganic and specialty chemicals including acetophenone, benzoic acid, butadiene, cumene, DDVP, esters, ethylene, fumaric acid, ketones, lindane and methanol. Some of JLM's customers for these products include BASF Corp., Dow Chemical, DSM, Goodyear, Lilly Industries Inc., PPG Industries Inc., Repsol, S.A.
    (Spain) ("Repsol") and Shell Chemicals Canada.

           During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10.0% of the Company's revenues.

    MANUFACTURING AND PRODUCT SOURCING

           In order to support its worldwide marketing and distribution capabilities, the Company continually seeks to acquire assets and establish relationships to provide consistent and reliable sources of products. JLM sources a majority of its products from its Blue Island Plant and the Mt. Vernon Plant. In 1998, the Blue Island Plant and Mt. Vernon Plant collectively supplied approximately 79.6% of the total acetone sold by JLM and the Blue Island Plant supplied approximately 73.3% of the total phenol sold by JLM.

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

           Since 1997, the Blue Island Plant utilizes a state-of-the-art UOP zeolite catalyst to produce cumene, the key raw material used to manufacture phenol and acetone. This process has improved the efficiency, profitability and quality of the cumene production and has eliminated the need to purchase supplemental cumene from outside sources. Additionally, the new technology has improved the purity of the Company's AMS and, as a result, the Company's average margin for AMS increased significantly.

           The raw materials required for the production of cumene are propylene and benzene. The Company, under a long-term supply agreement which expires in 2005, obtains propylene via direct pipeline from the Clark Oil refinery located adjacent to the Blue Island Plant. The

    Company believes that the terms of its propylene supply contract provide it with a significant raw material cost advantage over many of its competitors, in part because the Company does not have to pay for any transportation costs for the propylene purchased under the supply agreement. The Company also purchases benzene from Clark Oil as a result of Clark's purchase of BP's Lima refinery.

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

           The Company has profitably marketed all the acetone offered under this agreement and believes that it will be able to do so in the future. Since 1994, the Company has sourced on average approximately 250 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds and it is anticipated over the next four years that the amount of acetone available to JLM will be further reduced by approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics.

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

           In 1988, the Company entered into an agreement to purchase acetone from SasolChem, which was to remain in effect until either party gave six months notice of termination. In 1992, the Company entered into new agreements with SasolChem to purchase additional quantities of acetone, methyl-ethyl ketone and n-propanol. These new agreements are on terms substantially similar to its existing acetone agreement with SasolChem. The Company has since expanded its relationship with SasolChem to include the purchase and distribution of methyl-isobutyl ketone, ethyl acetate and ethanol in North America.

           In 1997, the Company entered into an agreement to distribute styrene monomer for GE Plastics. Styrene is the primary component used in the production of synthetic rubbers and plastics. Additionally in 1997, the Company has entered into agreements with ARCO Chemical Company, CONDEA Vista and Monsanto to distribute n-propanol, butanol and ethyl acetate, respectively.

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

           The Company has additional terminal and storage facilities located at the JLM Terminal on the Cape Fear River in Wilmington, North Carolina. The JLM Terminal is located on 14 acres of land, is accessible to ship, barge, rail and truck, is capable of handling a broad range of products including methanol, oxygenated solvents and inorganic chemicals, and has a total capacity of 18.0 million gallons. The facility includes three tank truck loading bays, six loading bays for jumbo rail cars, laboratory services and a computerized weigh scale. Of the total storage capacity at the JLM Terminal, the Company uses approximately
    2.5 million gallons of capacity and the remainder is subject to long-term leases to third parties expiring from 1998 to 2002. See "Properties."

           The Company maintains inventory at approximately 15 locations across North America and in a number of locations in Europe and South America. In addition to the Company's owned terminal and storage facilities located at the JLM Terminal and OTC Terminal, the Company has approximately 3.5 million gallons of liquid storage capacity and approximately 500,000 pounds of palletized storage capacity pursuant to short-term leases at various locations in the U.S. The Company believes its storage facilities are adequate for the Company's current and anticipated near-term needs. Should the need arise for substantial amounts of additional storage facilities in the future, the Company does not currently anticipate any material difficulties in obtaining sufficient new storage facilities through purchase or lease at prevailing commercially reasonable rates. The Company also operates a fleet of more than 125 rail cars and has long-term working relationships with a number of national barge lines and tank truck carriers. See "Properties."

    SALES AND MARKETING

           Until the acquisition of Browning, the Company historically focused primarily on bulk quantity sales (generally not smaller than truckload lots) of commodity chemicals to over 1000 customers worldwide in a broad range of industries. With the acquisition of Browning, the Company now services an additional 400 customers in the U.S. primarily in the organic sector that are generally sold in smaller quantities. Product sourcing and marketing efforts are handled principally by the Company's sales team of 41 full time employees. Individual salespersons are assigned principal responsibility for specific supplier or customer relationships and for specific products. In addition, each salesperson is required to be familiar with all of the Company's products, suppliers and customers. Therefore, the Company believes it is able to respond to customer and supplier needs as well as to take advantage of changing market conditions more effectively than its competitors.

           JLM has maintained offices in the U.S., Canada, the Netherlands, Venezuela, Thailand and Colombia. Additionally though its recent acquisitions, the Company now has offices in the Czech Republic, Spain, Russia and Singapore. JLM also has an alliance with a distributor in Spain and operates through agency relationships in Italy, Brazil, Peru and Taiwan.

            In 1997, the Company purchased a 25.0% interest in SK Asia, and purchased a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intends to construct a chemical plant in Vietnam that will produce dioctyl phthlate, a chemical used in the production of plastics such as PVC once market conditions warrant the building of the plant. The Vietnamese joint venture also intends to construct terminaling and storage facilities in Vietnam and Malaysia.

           Approximately 2.1% of the Company's revenues in 1998 were from sales of specialty chemicals. Prices for specialty chemicals are generally subject to smaller fluctuations than are those for commodity chemicals, and specialty chemical sales generally carry higher gross margins. In establishing supply and distribution relationships in specialty chemicals, the Company attempts to leverage existing relationships and knowledge of the needs and objectives of both suppliers and customers.

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

    EMPLOYEES

           As of December 31, 1998, the Company and its consolidated subsidiaries had 170 full-time employees. Of these, 89 employees were in management and administration, 41 in sales and marketing and 40 were in production and distribution. Approximately 26 of the Company's domestic employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union (the "Union"). This agreement expired on October 31, 1998 but was renewed through October 31, 2001. The Company considers its relations with both its union and non-union employees to be satisfactory.

    ENVIRONMENTAL REGULATION

          The Company and its operations are subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials ("Environmental Laws"). Compliance with such Environmental Laws may result in significant capital expenditures by the Company. Moreover, under certain Environmental Laws, the Company may be liable for remediation of contamination at certain of its current and former properties. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1990, as amended ("CERCLA"), and similar state laws, the Company and prior owners and operators of the Company's properties may be liable for the costs of removal or remediation of certain hazardous or toxic materials on, under or emanating from the properties, regardless of their knowledge of, or responsibility for, the presence of such materials. CERCLA and similar state laws also impose liability for investigation, cleanup costs and damage to natural resources on persons who dispose of or arrange for the disposal of hazardous substances at third-party sites. In addition, under the Resource Conservation and Recovery Act of 1976 ("RCRA"), the holder of a permit to treat or store hazardous waste can be required to remediate environmental pollution from solid waste management areas at the permitted facility regardless of when the contamination occurred.

           Although elevated levels of certain petroleum-related substances, organic chemicals and metals have been detected in groundwater and/or soils at the Company's Wilmington, North Carolina terminal facilities, the Company believes that the presence of such substances is the result of either historical use prior to the Company's acquisition of the site from Union Oil Company of California ("Unocal") in 1992 of the Company's Cape Fear Terminal and in 1998 of the Carolina Terminal and, potentially, in the case of the Cape Fear Terminal, migration from neighboring facilities (including an adjacent Superfund site that is currently being remediated). In 1998, the Company assumed from Unocal, the prior owner of the site, the implementation of state approved Remedial Action Plans ("RAPs") to address onsite petroleum contamination at the Cape Fear Terminal and at the recently acquired Carolina Terminal. Compliance with the RAPs does not foreseeably require any capital expenditures and the Company believes that owners of the neighboring properties may bear a significant portion of the responsibility for any additional remediation. Except for the ongoing remediations, no significant cleanup activities have been conducted at the Cape Fear Terminal since it was acquired by the Company in 1992 or at the Carolina Terminal since its acquisition by the Company in 1998. Should remedial activities be conducted to address contaminants that are not petroleum-related, the Company has insufficient information regarding the types, concentrations, and possible cleanup levels of onsite contaminants to reasonably estimate costs that may be associated with such remediation. The Company believes that the low levels of various organic compounds detected in soils and groundwater at the Blue Island plant are the result of historical use of the site prior to its acquisition by the Company in 1995 and/or migration from neighboring facilities. The concentrations of some of these compounds exceed established state groundwater standards and/or cleanup objectives. However, the Company also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk), and the fact that the site is pending removal from the federal list of contaminated sites. To date, the Company has not been required to plan, undertake or fund any remedial activities.

           Levels of organic compounds slightly in excess of regulatory reporting thresholds were detected in groundwater at the Polychem plant owned by the Company. The Company has been addressing the problem, and recent analytical results show that the levels of contaminants may have decreased to acceptable levels. Accordingly, the Company is preparing to petition state authorities permit closure of the remediation at the site.

           The Company does not believe that a material amount of funds will be required to complete remediation at any site, however, it is impossible to predict precisely what effect environmental laws will have on the Company in the future.

ITEM 2. PROPERTIES:

           The following table sets forth certain information as of December 31, 1998, relating to the Company's principal facilities:

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
Corporate Headquarters         Administration Headquarters;                25,000                    Owned
                               Tampa, Florida

Blue Island Plant              Manufacturing;                              958,000                   Owned
                               Blue Island, Illinois

OTC Terminal                   Terminaling and Storage;                    104,000                   Co-owned
                               Houston, Texas

JLM Terminal                   Terminaling and Storage;                    609,000                   Owned
                               Wilmington, North Carolina

North America Sales Offices    Blue Island, Illinois                       *                         Owned
                               Houston, Texas                              *                         Leased
                               Wilmington, North Carolina                  *                         Owned
                               Toronto, Canada                             *                         Leased
                               White Plains, New York                      *                         Leased

International Sales Offices    Rotterdam, Netherlands                      *                         Leased
                               Caracas, Venezuela                          *                         Leased
                               Maracaibo, Venezuela                        *                         Leased
                               Valencia,  Venezuela                        *                         Leased
                               Bogota, Colombia                            *                         Leased
                               Singapore                                   *                         Leased
                               Bangalore, India                            *                         Leased
                               Madrid , Spain                              *                         Leased
                               Moscow, Russia                              *                         Leased
                               Prague, Czech Republic                      *                         Leased

JLM Realty                     Wilmington, North Carolina                  *                         Owned

----------------
* Less than 25,000 square feet

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      On October 21, 1998, the Company held its 1998 Annual Stockholders meeting. During such meeting, security holders of the Company's common stock voted for approval of all nominated Directors and approved Deloitte & Touche LLP as the Company's independent auditors. The number of votes cast in connection with the election of the Company's Directors was as follows: John
    L. Macdonald, 6,024,762 for, 0 against and 5,267 withheld; for Thaddeus J. Lelek, 6,024,762 for, 0 against and 5,267 withheld; for Wilfred J. Kimball, 6,024,762 for, 0 against and 5,267 withheld; for Frank A. Musto, 6,023,762 for, 1,000 against and 5,267 withheld; For Roger C. Kahn, 6,023,762 for, 1,000 against and 5,267 withheld; for Jerry L. Weinstein, 6,024,762 for, 0 against and 5,267 withheld. The number of votes cast in connection with the ratification of the appointment of Deloitte & Touche LL was 6,026,404 for, 2,515 against and 1,110 withheld. No other matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

      The Company's common stock trades on the NASDAQ Stock Market under the symbol "JLMI." The following table sets forth the quarterly high and low trade prices of JLM's common stock during 1997 and 1998 on the NASDAQ beginning July 24, 1997, the first day of public trading:

          1997               HIGH                  LOW
          ----               ----                  ---
    Third Quarter            $13.50               $9.00
    Fourth Quarter            12.75                9.50

          1998
          ----
    First Quarter             11.75                9.50
    Second Quarter            12.00                9.75
    Third Quarter             10.00                5.63
    Fourth Quarter             6.75                4.44

      As of March 25, 1999, there were 65 stockholders of record.

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

      In the fourth quarter of 1998, the Company utilized the remaining portion of its net proceeds from the Company's initial public offering consummated in July 1997 to purchase 330,000 treasury shares at a total cost of approximately $1,746,000.

ITEM 6. SELECTED FINANCIAL INFORMATION:

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           YEAR ENDED DECEMBER 31,

                                                      1994         1995         1996         1997        1998
                                                      ----         ----         ----         ----        ----
STATEMENT OF INCOME DATA:
  Revenues                                         $ 218,570    $ 289,371    $ 236,521    $ 286,822    $ 305,735
  Gross profit                                        11,663       23,910       28,240       30,792       36,291
  Operating income                                     2,383        8,734       11,001       13,903       12,647

  Income from continuing operations before
  discontinued operations and extraordinary item       1,109        3,629        4,357        7,091        5,734

BASIC INCOME PER SHARE:
  Income from continuing operations before
  discontinued operations and extraordinary item   $    0.22    $    0.72    $    0.89    $    1.23    $    0.81
                                                   =========    =========    =========    =========    =========

DILUTED INCOME PER SHARE:
  Income from continuing operations before
  discontinued operations and extraordinary item   $    0.22    $    0.72    $    0.89    $    1.22    $    0.81
                                                   =========    =========    =========    =========    =========

Basic weighted average shares outstanding              5,011        5,011        4,878        5,753        7,038
Diluted weighted average shares outstanding            5,011        5,011        4,878        5,790        7,038

Pro forma basic income per share from
continuing operations before discontinued
operations and extraordinary item (1)              $    0.16    $    0.52    $    0.64    $    1.06    $    0.86
Pro forma diluted shares outstanding (1)               6,937        6,937        6,803        6,678        6,682

OTHER FINANCIAL DATA:
  Depreciation and amortization                    $     572    $   1,522    $   2,524    $   2,947    $   3,671
  EBITDA (2)                                           2,955       10,256       13,525       16,850       16,318

BALANCE SHEET DATA:
  Working Capital (deficit)                        $   1,498    $    (274)   $    (966)   $  13,289    $  16,597
  Total assets                                        55,031       86,498       86,387       83,561      103,265
  Total debt                                           6,561       23,204       31,043        5,964       17,048
  Total stockholders' equity                           7,411       10,519       13,444       38,835       42,638


CASH FLOW INFORMATION:
  Operating activities                             $   6,064    $   2,746    $      19    $   8,606    $   5,192
  Investing activities                                (1,218)      (4,661)      (6,631)      (3,176)      (4,993)
  Financing activities                                    85         (469)       6,705       (5,012)      (3,083)
  Capital expenditures                                 1,221        2,320        7,347        2,875        1,102

(1) The pro forma diluted income per share data reflects the historical weighted average number of shares outstanding for each period presented adjusted to include the following items as if they had occurred at the beginning of each period presented 1) 2,156,000 shares issued during the Company's initial public offering, 2) the 190,000 shares purchased by the Underwriters of the Company's initial public offering to cover over-allotments, 3) 3,415 shares purchased by employees of the Company under the Company's employee stock purchase plan and 4) 420,909 treasury shares purchased by the Company under the Company's Stock Repurchase Plan and from a shareholder.

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

    GENERAL

            JLM is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone and
    (iii) sources acetone from its joint venture manufacturing operation. JLM's operating income has grown from $11.0 million in 1996 to $12.6 million in 1998, a compound annual growth rate of 7.3%. This growth was achieved primarily as a result of the acquisition and successful integration of the Blue Island Plant, increased sales of existing products and the additional sales from the Company's current year acquisitions.

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

                             YEAR ENDED DECEMBER 31,
                             ----------------------
                       (IN THOUSANDS, EXCEPT PERCENTAGES)

                                            1996                       1997                    1998
                                     --------------------      --------------------      --------------------
    Revenues:
       Marketing                     $ 176,274       74.5%     $ 221,301       77.2%     $ 248,060       81.1%
       Manufacturing                    60,247       25.5         65,521       22.8         57,675       18.9
                                     ---------    -------      ---------    -------      ---------    -------
    Total revenues                   $ 236,521      100.0%     $ 286,822      100.0%     $ 305,735      100.0%
                                     =========    =======      =========    =======      =========    =======
    Gross profit:
        Marketing                    $  15,241       54.0%     $  14,326       46.5%     $  19,731       54.4%
        Manufacturing                   12,998       46.0         16,466       53.5         16,560       45.6
                                     ---------    -------      ---------    -------      ---------    -------
    Total gross profit               $  28,239      100.0%     $  30,792      100.0%     $  36,291      100.0%
                                     =========    =======      =========    =======      =========    =======
    Segment operating income:
        Marketing                    $   5,011       39.8%     $   5,407       33.5%     $   3,055       20.4%
        Manufacturing                    7,586       60.2         10,753       66.5         11,903       79.6
                                     ---------    -------      ---------    -------      ---------    -------
    Total segment operating income      12,597      100.0%        16,160      100.0%        14,958      100.0%

    Income
    Corporate expense                   (1,596)        --         (2,257)        --         (2,311)        --
                                     ---------    -------      ---------    -------      ---------    -------
    Total operating income           $  11,001      100.0%     $  13,903      100.0%     $  12,647      100.0%
                                     =========    =======      =========    =======      =========    =======

                       AS A PERCENTAGE OF SEGMENT REVENUES
                       -----------------------------------
                             YEAR ENDED DECEMBER 31,

                                                   1996    1997    1998
                                                   ----    ----    ----
    Gross profit:
      Marketing                                    8.6%    6.5%    8.0%
      Manufacturing                               21.6    25.1    28.7
                                                  ----    ----    ----
    Total gross profit                            11.9%   10.7%   11.9%
                                                  ====    ====    ====

    Segment operating income:
      Marketing                                    2.8%    2.4%    1.2%
      Manufacturing                               12.6    16.4    20.6
                                                  ----    ----    ----
    Total segment operating income                 5.3%    5.6%    4.9%
                                                  ====    ====    ====
    MARKETING SEGMENT

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

      In May 1997, the Company and its joint venture partners agreed to restructure their investments in OTC. As a result, the Company and UDS bought out the interest of a third joint venture partner and each became a 50% owner of OTC. The Company accounts for its investment in OTC through the equity method of accounting. (See Note 5 of Notes to Consolidated Financial Statements). As part of the restructuring, OTC's $3.6 million of existing indebtedness was refinanced and the take-or-pay terminaling agreement between OTC and the Company's olefins marketing operations was cancelled and a new terminaling arrangement was implemented. The original take-or-pay terminaling agreement resulted in charges to JLM's pre-tax income of $1.4 million in 1996, and the Company did not generate significant revenues at the terminaling facility to offset these charges. Under the new arrangement, effective as of January 1, 1997, the Company pays terminal throughput fees only when it utilizes the terminaling facility thus generating offsetting revenues. This restructuring has improved the Company's gross profit potential (as compared to historical results) because the Company is no longer required to incur terminal fees without accompanying revenues.

           The Company's Venezuelan operations, which accounted for 2.8% of 1998 total revenues, expose it to the risk of hyperinflation and currency devaluation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, the effects of fluctuations in exchange rates in translating the net assets of the financial statements in a hyperinflationary economy require any gains or losses to be included in current net income. During the period 1994 through April 1996, exchange controls imposed by the Venezuelan government, followed by rapid devaluation, created translation losses that were charged against earnings in each of the respective accounting periods. In April 1996, exchange controls were lifted and have contributed to the stabilization of the Venezuelan currency.

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

           The development of financial instruments to hedge against changes in the prices of propylene and benzene occured only recently. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 1998.

           Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, it would be necessary to increase its capacity to that of a worldscale facility. However, physical limitations at the Blue Island Plant prohibit such an increase and, as a result, the Company has no plans to expand the Blue Island Plant. In 1998, the third full year of ownership of the Blue Island Plant, approximately 79.6% of the Company's total segment operating income was derived from the manufacturing segment.

           Since 1994, the Company has sourced, on average, approximately 250 million pounds annually of acetone from the Mt. Vernon Plant. The Company is required to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Plastics. It is anticipated that over the next four years the amount of acetone available to JLM from the Mt. Vernon Plant will be further reduced by approximately 35 to 40 million pounds. The reduction in the amount of acetone sourced from the Mt. Vernon Plant is the result of increased consumption by GE Plastics. In view of capacity limitations affecting the Blue Island Plant and the anticipated reduction in product sourced from the Mt. Vernon Plant, the Company anticipates any growth in the manufacturing segment will come as a result of additional acquisitions or joint ventures.

    TAX MATTERS

           JLM accounts for income taxes on a consolidated basis and accrues for tax liabilities based on its U.S. earnings. The Company's foreign subsidiaries file tax returns in the country where incorporated. To the extent these subsidiaries are profitable, taxes are payable based on that country's prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit to be applied against the Company's U.S. consolidated return for the foreign taxes paid by the Company's foreign subsidiaries. If losses are incurred, countries in which the Company's foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years. The Company's Venezuelan operation has incurred losses which have generated net operating loss carryforwards ("NOL's") and, based on Venezuelan tax regulations, these NOL's may be carried forward for three years. In addition, the Company's Holland operation has incurred losses which have generated NOL carryforwards and, based on Netherlands' tax regulations, these NOL's may be carried forward indefinitely. In addition, through the acquisition of Tolson, the Company purchased approximately $3.8 million of net operating loss carryforwards that can be carried forward indefinitely. However, these foreign losses are not deductible for U.S. federal income tax purposes and as a result cannot be offset against U.S. pre-tax profits.

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

    RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

           Revenues. Revenues increased $18.9 million to $305.7 million for the year ended December 31, 1998 from $286.8 million for the prior year, an increase of 6.6%. Revenues for the marketing segment increased $26.8 million to $248.1 million for the year ended December 31, 1998 from $221.3 million for the prior year, an increase of 12.1%. The increase in marketing revenues was generally the result of increased sales from the Company's current year acquisitions. Revenues for the manufacturing segment decreased $7.8 million to $57.7 million for the year ended December 31, 1998, from $65.5 million for the prior year, a decrease of 11.9%. The decrease in manufacturing segment revenues was primarily due to decreases in overall acetone and phenol selling prices during the second half of 1998.

           Gross Profit. Gross profit increased $5.5 million to $36.3 million for the year ended December 31, 1998 from $30.8 million for the prior year, an increase of 17.9%. As a percentage of revenues, total gross profit was 11.9% in 1998 compared to 10.7% for the prior year. This increase resulted from the Company's current year acquisitions that have higher gross margins compared to the Company's historical gross margins. Gross profit for the marketing segment increased $5.4 million to $19.7 million for the year ended December 31, 1998, from $14.3 million for the prior year, an increase of 37.8%. This increase was principally the result of higher sales in the Company's current year acquisitions mentioned above. Gross profit for the manufacturing segment increased $0.1 million to $16.6 million for the year ended December 31, 1998 from $16.5 million for the prior year, an increase of 0.6%. The increase in manufacturing gross profit was principally the result of lower acetone and phenol selling prices coupled with a temporary increase in the cost of the raw material benzene in the fourth quarter of 1998 that partially offset lower benzene costs during the first three quarters of 1998. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of approximately $0.5 million which reduced its cost of sales for this period by a corresponding amount. In 1997, the reduction in cost of sales resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million to $23.6 million for the year ended December 31, 1998 from $16.9 million for the prior year, an increase of 39.6%. During the year ended December 31, 1998, depreciation expense increased due to capital improvements in the fourth quarter of 1997 related principally to additional storage tanks built at the Company's terminalling facility. The Company also incurred approximately $0.4 million of amortization expense related to current year acquisitions. Additionally, the selling, general and administrative expenses of the acquired companies were higher than the Company's historical rates.

           Operating Income. Operating income decreased $1.3 million to $12.6 million for the year ended December 31, 1998 from $13.9 million for the prior year a decrease of 9.4%. The decrease was principally the result of the increase in gross profit offset in part by the increase in selling, general and administrative expenses mentioned above.

           Interest Expense - Net. Interest expense decreased $0.8 million to $1.3 million for the year ended December 31, 1998 from $2.1 million for the prior year, a decrease of 38.1%. This decrease is principally due to the Company's early retirement of debt in August of 1997 with funds received from the Company's initial public offering, partially offset by debt incurred to finance the current year acquisitions.

           Foreign Currency Exchange (Loss) Gain. The results from foreign currency exchange decreased by less than $0.1 million to a loss of less than $0.1 million for the year ended December 31, 1998 from a gain of $0.1 million for the prior year. Substantially all the foreign currency exchange gains in 1998 were from the Company's foreign currency gains in Europe offset by the Company's foreign currency exchange losses in Venezuela.

           Income Tax Provision. The Company's provision for income taxes increased $0.9 million to $5.2 million for the year ended December 31, 1998 from $4.3 million for the prior year, an increase of 20.9%. The effective tax rate for 1998 was higher than that of the prior year due to the increased proportion of Venezuelan and Holland pre-tax loss in 1998 compared to 1997 for which no tax benefit was recorded. The Company's Venezuelan and

    Holland operations have not recorded any income tax benefit in 1998 or 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding Venezuelan and Holland operations, the effective tax rate for the year ended December 31, 1998 would have been approximately 38.6% compared to the effective tax rate for the year ended December 31, 1997 of 35.4%. The Company's consolidated U.S. federal tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

           Net Income. Net income decreased $0.8 million to $5.7 million for the year ended December 31, 1998 from $6.5 million for the prior year, a decrease of 12.3%, principally due to the factors discussed above.

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

           Gross Profit. Gross profit increased $2.6 million to $30.8 million for the year ended December 31, 1997 from $28.2 million for the prior year, an increase of 9.2%. As a percentage of revenues, total gross profit was 10.7% in 1997 compared to 11.9% for the prior year. This decrease is due to lower margins from the Company's Olefins division (principally propylene) that had higher sales volumes in the current year as noted above which was partially offset by the full-year contribution of higher margin products from the Blue Island Plant. Gross profit for the marketing segment decreased $0.9 million to $14.3 million for the year ended December 31, 1997, from $15.2 million for the prior year, a decrease of 5.9%. This decrease was principally the result of higher sales in the Olefins division with lower margins than the other marketing products. The Company's overall gross margin would have been 12.8% and 13.8% during the years ended 1997 and 1996 had there been no propylene in the product mix. Gross profit for the manufacturing segment increased $3.5 million to $16.5 million for the year ended December 31, 1997 from $13.0 million for the prior year, an increase of 26.9%. The increase in total gross profit was principally the result of favorable prices in certain raw material costs, increases in the selling prices for phenol, reductions in manufacturing costs associated with the successful implementation of the QMAX technology in the production of cumene at the Blue Island Plant and a reduction in raw material costs resulting from a successful hedge of its propylene purchases. During the first quarter of 1997, approximately 13 million pounds of propylene purchases were covered by a fixed financial hedge for which the Company had a gain of $492,970 which reduced its cost of sales for this period by a corresponding amount. The reduction in cost of sales resulting from the propylene hedge was partially offset by an increase in the cost of benzene, which the Company elected not to hedge. Gross profit in both the manufacturing and marketing segments was also adversely impacted by decreases in acetone selling prices.

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

           Income Tax Provision. The Company's provision for income taxes increased $0.9 million to $4.3 million for the year ended December 31, 1997 from $3.4 million for the prior year, an increase of 26.5%. The effective tax rate for 1996 was significantly higher than that of the current year due to the increased proportion of Venezuelan pre-tax loss in 1996 compared to 1997 for which no tax benefit was recorded. The Company's Venezuelan operations have not recorded any income tax benefit in 1996 and 1997 due to the uncertainty of utilizing the income tax loss carryforwards. Excluding Venezuelan operations, the effective tax rate for the year ended December 31, 1997 would have been approximately 36.1% compared to the effective tax rate for the year ended December 31, 1996 of 38.3%. In addition, the Company's consolidated U.S. federal tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation which has an effective tax rate of 11.8%.

           Net Income. Net income increased $2.6 million to $6.5 million for the year ended December 31, 1997 from $3.9 million for the prior year, an increase of 66.7%, principally due to the factors discussed above.

      LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities decreased by approximately $3.4 million to $5.2 million for the year ended December 31, 1998 as compared to the same period in 1997.

    This decrease was due primarily to a decrease in the Company's net income for the period partially accompanied by an increase in the Company's working capital. In addition, the Company increased its depreciation and amortization during the current year by approximately $0.7 million due to the current year acquisitions and to plant improvements in the fourth quarter of 1997. Net cash used in investing activities increased by approximately $1.8 million to $5.0 million for the year ended period December 31, 1998 compared to approximately $3.2 million during the same period in 1997. This increase was due primarily from the Company's acquisitions of the Tolson Group, Browning and Inquinosa during 1998 for approximately $4.0 million partially offset by a reduction in capital expenditures. The Company's cash used in financing activities decreased by approximately $1.9 million to a net cash used in financing activities of approximately $3.1 million during the year ended December 31, 1998 compared to cash used in financing activities of approximately $5.0 million during the same period in 1997. The decrease was due primarily to a reduction in the principal payment of long-term debt and distributions to shareholders.

           During 1998, the Company negotiated additional lines of credit with two new financial institutions in the amount of $52.0 million. The line is available to support the operating activities for the recent acquisitions in both Holland and Asia and supplement the Company's existing facilities in the U.S. The Company now has a total borrowing capacity of approximately $125.0 million. The Company believes that cash flows generated by operations, existing cash and the Company's borrowing capacity are sufficient to meet the Company's business strategies through 1999.

      On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol to be produced at a phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company was required to advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment was scheduled to be paid as follows: $5 million on or about December 31, 1998, $6.5 million in equal quarterly payments in 1999 and the remaining balance in equal quarterly payments in 2000. Under the contract, Solutia is required to sell 125 million pounds of phenol per year to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the advancement mentioned above. Construction of the plant was anticipated to commence in the beginning of 1999 and phenol production was anticipated to begin at the plant in the fourth quarter of 2000. The agreement also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the total amount of the advance payments owed to Solutia. Due to current market conditions, the project and any required payments have been suspended through the mutual consent of both Solutia and the Company.

      The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $1.5 million for fiscal year 1999 and $.75 million for each of the years 2000 and 2001.

       JLM believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy.

      YEAR 2000 COMPLIANCE

      The Year 2000 problem is the result of computer programs using the last two digits rather than all four digits to record an applicable year. Should any of the Company's computer programs, hardware or software use "00" as the year rather than the year "2000" it could result in a system failure, miscalculations or disruptions of the Company's business, including a temporary inability to provide services to its customers.

      The Company recognized this problem over two years ago. As such, the Company began a program whereby all internally used programs, hardware and software would be evaluated to determine the best course of action to take in order to ensure that all such items are Year 2000 compliant.

      The Company began in late fiscal 1996 to search for a new business core application that would provide more flexibility with the Company's growing needs as well as being Year 2000 compliant. In the first quarter of 1998, the Company concluded its search and has begun the transition to the new application system and expects to complete conversion by the end of the first quarter of 1999 for all domestic JLM companies. Additionally, the Company has completely replaced all other hardware and software programs that provide both standardization of the Company's computer environment and are all Year 2000 compliant.

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

      Additionally, the Company has identified Year 2000 vulnerabilities with its international operations and will have in place business core applications by the end of the second quarter of 1999 that are Year 2000 compliant. By the end of 1999, all hardware will be in Year 2000 compliance for the Company's international operations. The Company anticipates that the total cost of implementing the new business core applications to be $0.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      FOREIGN CURRENCY EXCHANGE RISK

      The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During 1998, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial contracts open as of December 31, 1998.

      COMMODITY PRICE RISK

      JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 1998, the Company had the following related to inventory exchanges:

Total pounds payable under the exchange contracts                     12,639,000
Total amount payable under the exchange contracts                    $ 1,439,000
Weighted average price per pound payable under the
   exchange contracts                                                $     0.114

      Due to the fact that the Company is a market maker in acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the inventory exchanges in order to minimize the market risk inherent in such positions.

      INTEREST RATE RISK

      The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates (see Notes 7 and 8 to the consolidated financial statements). The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 1999. However, there can be no assurances that interest rates will not significantly change in 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report                                         26
    Consolidated Balance Sheets - December 31, 1997 and 1998             27
    Consolidated Statements of Income and Comprehensive Income
       - Years Ended December 31, 1996, 1997 and 1998                    28
    Consolidated Statements of Changes in Stockholders' Equity - Years
      Ended December 31, 1996, 1997 and 1998                             29
    Consolidated Statements of Cash Flows - Years Ended December 31,
      1996, 1997 and 1998                                                30
    Notes to Consolidated Financial Statements                           33

                CONSOLIDATED SUPPLEMENTAL SCHEDULE

    Independent Auditors' Report                                         52
    Supplemental Schedule                                                53

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of JLM Industries, Inc. and subsidiaries as of December 31, 1997 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Tampa, Florida

March 8, 1999

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                                1997              1998
                                                            -------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $   5,214,197    $   2,480,566
  Accounts Receivable:
    Trade                                                      26,457,677       29,703,639
    Other                                                       3,012,975        5,374,933
  Inventories                                                  11,880,961       16,100,357
  Prepaid expenses and other current assets                     2,278,224        2,606,308
  Income tax receivable                                              --            459,736
  Assets held for sale                                            203,009             --
                                                            -------------    -------------
          Total current assets                                 49,047,043       56,725,539
  Other investments                                             3,436,976        3,194,259
  Property and equipment, net                                  29,505,011       28,384,989
  Goodwill and other intangibles                                     --         11,981,624
  Other assets                                                  1,571,541        2,978,878
                                                            -------------    -------------
          Total assets                                      $  83,560,571    $ 103,265,289
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                     $  34,474,758    $  37,804,598
  Current portion of long-term debt                               789,277        1,872,483
  Loans payable                                                   379,034          451,742
  Income taxes payable                                            115,333             --
                                                            -------------    -------------
          Total current liabilities                            35,758,402       40,128,823
  Long-term debt less current portion                           4,795,895       14,723,646
  Deferred income taxes                                         3,949,910        5,517,407
  Minority Interest                                                  --            255,867
  Other liabilities                                               221,747            1,958
                                                            -------------    -------------
          Total liabilities                                    44,725,954       60,627,701
Commitments and Contingencies (Note 12)
 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
      0 shares issued and outstanding                                --               --
    Common stock - $.01 par value. Authorized
      30,000,000 shares; 7,105,101 and 7,118,811
      shares issued, respectively                                  71,051           71,188
    Additional paid-in capital                                 21,074,912       21,330,709
    Retained earnings                                          17,709,397       23,424,747
    Foreign currency translation adjustment                       (20,743)         128,871
                                                            -------------    -------------
                                                               38,834,617       44,955,515
    Less treasury stock at cost - 424,199 shares                     --         (2,317,927)
                                                            -------------    -------------
          Total stockholders' equity                           38,834,617       42,637,588
                                                            -------------    -------------
          Total liabilities and stockholders' equity        $  83,560,571    $ 103,265,289
                                                            =============    =============

See notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                    1996            1997            1998
                                                               -------------    -------------    -------------
Revenues                                                       $ 236,521,183    $ 286,822,166    $ 305,735,314
Cost of sales                                                    208,281,667      256,030,337      269,443,909
                                                               -------------    -------------    -------------
  Gross profit                                                    28,239,516       30,791,829       36,291,405
Selling, general and administrative expenses                      17,237,736       16,889,268       23,644,565
                                                               -------------    -------------    -------------
  Operating income                                                11,001,780       13,902,561       12,646,840
Interest expense - net                                            (2,814,667)      (2,082,986)      (1,300,161)
Other income (expense) - net                                         196,896         (583,409)        (160,412)
Foreign currency exchange (loss) gain - net                         (527,652)          83,852          (38,434)
                                                               -------------    -------------    -------------
Income before minority interest and income taxes                   7,856,357       11,320,018       11,147,833
Minority interest in (income) loss of subsidiaries                   (82,103)          61,878         (255,867)
                                                               -------------    -------------    -------------
Income from continuing operations before income taxes,
   discontinued operations and extraordinary item                  7,774,254       11,381,896       10,891,966
                                                               -------------    -------------    -------------
Income tax provision:
  Current                                                          2,073,586        2,880,263        3,589,990
  Deferred                                                         1,343,849        1,410,930        1,567,497
                                                               -------------    -------------    -------------
  Total income tax provision                                       3,417,435        4,291,193        5,157,487
                                                               -------------    -------------    -------------
Income from continuing operations before
  discontinued operations and extraordinary item                   4,356,819        7,090,703        5,734,479
Discontinued operations:
  Loss from operations of discontinued operations (net of
    income tax benefit of $279,000, $121,400 and $14,900,
    respectively)                                                   (419,215)        (182,053)         (19,129)
  Loss on disposal of discontinued operations (net of income
    tax benefit of $4,000 and $19,400, respectively)                  (9,050)         (29,054)            --
                                                               -------------    -------------    -------------
Income before extraordinary item                                   3,928,554        6,879,596        5,715,350
Extraordinary loss on extinguishment of debt
  (net of income tax benefit of $257,000)                               --           (385,842)            --
                                                               -------------    -------------    -------------
Net income                                                         3,928,554        6,493,754        5,715,350
Other comprehensive (loss) income:
   Foreign currency translation adjustments                          (11,074)           4,017          149,614
                                                               -------------    -------------    -------------
 Comprehensive income                                          $   3,917,480    $   6,497,771    $   5,864,964
                                                               =============    =============    =============
Basic income per share:
  Income from continuing operations before
   discontinued operations and extraordinary item              $        0.89    $        1.23    $        0.81
                                                               =============    =============    =============
  Net income                                                   $        0.80    $        1.13    $        0.81
                                                               =============    =============    =============
Diluted income per share:
  Income from continuing operations before
   discontinued operations and extraordinary item              $        0.89    $        1.22    $        0.81
                                                               =============    =============    =============
  Net income                                                   $        0.80    $        1.12    $        0.81
                                                               =============    =============    =============
Weighted average shares outstanding                                4,877,568        5,752,579        7,038,321
Diluted weighted average shares outstanding                        4,877,568        5,789,988        7,038,321

See notes to consolidated financial statements.

                              JLM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                  ADDITIONAL
                                            PREFERRED          COMMON              PAID-IN             RETAINED
                                              STOCK            STOCK               CAPITAL             EARNINGS
                                              -----            -----               -------             --------
Balance at December 31, 1995                   $--         $     50,112         $    489,888         $ 10,002,182

Stockholder distributions                       --                 --                   --               (462,838)
Net income                                      --                 --                   --              3,928,554
Purchase of treasury shares                     --                 --                   --                   --
Foreign currency translation adjustment         --                 --                   --                   --
                                              ----         ------------         ------------          -----------
Balance at December 31, 1996                    --               50,112              489,888           13,467,898

Stockholder distributions                       --                 --                   --             (1,732,728)
Retirement of treasury shares                   --               (2,673)                --               (519,527)
Proceeds from sale of stock                     --               23,495           21,823,334                 --
Stock issuance costs                            --                 --             (1,238,193)                --
Issuance of restricted stock                    --                  117                 (117)                --
Net income                                      --                 --                   --              6,493,754
Foreign currency translation adjustment         --                 --                   --                   --
                                              ----         ------------         ------------          -----------
Balance at December 31, 1997                    --               71,051           21,074,912           17,709,397

Purchase of treasury shares                     --                 --                   --                   --
Sale of stock to employees                      --                   38               21,020                 --
Issuance of restricted stock                    --                   99              234,777                 --
Net income                                      --                 --                   --              5,715,350
Foreign currency translation adjustment         --                 --                   --                   --
                                              ----         ------------         ------------          -----------
Balance at December 31, 1998                   $--         $     71,188         $ 21,330,709         $ 23,424,747
                                              ====         ============         ============         ============

                                              FOREIGN
                                              CURRENCY
                                             TRANSLATION          TREASURY           STOCKHOLDERS'
                                             ADJUSTMENTS            STOCK               EQUITY
                                             -----------            -----               ------
Balance at December 31, 1995                $    (13,686)        $       --           $ 10,528,496

Stockholder distributions                           --                   --               (462,838)
Net income                                          --                   --              3,928,554
Purchase of treasury shares                         --               (522,200)            (522,200)
Foreign currency translation adjustment          (11,074)                --                (11,074)
                                            ------------         ------------         ------------
Balance at December 31, 1996                     (24,760)            (522,200)          13,460,938

Stockholder distributions                           --                   --             (1,732,728)
Retirement of treasury shares                       --                522,200                 --
Proceeds from sale of stock                         --                   --             21,846,829
Stock issuance costs                                --                   --             (1,238,193)
Issuance of restricted stock                        --                   --                   --
Net income                                          --                   --              6,493,754
Foreign currency translation adjustment            4,017                 --                  4,017
                                            ------------         ------------         ------------
Balance at December 31, 1997                     (20,743)                --             38,834,617

Purchase of treasury shares                         --             (2,317,927)          (2,317,927)
Sale of stock to employees                          --                   --                 21,058
Issuance of restricted stock                        --                   --                234,876
Net income                                          --                   --              5,715,350
Foreign currency translation adjustment          149,614                 --                149,614
                                            ------------         ------------         ------------
Balance at December 31, 1998                $    128,871         $ (2,317,927)        $ 42,637,588
                                            ============         ============         ============

See notes to consolidated financial statements.

                                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                    1996            1997           1998
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  3,928,554    $  6,493,754    $  5,715,350
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Deferred income taxes                                            1,343,849       1,410,930       1,567,497
  Minority interest in income (loss) of subsidiaries                  82,103         (61,878)        255,867
  Loss on disposal of assets                                         379,067         119,712         116,432
  Loss on disposal of discontinued operations                          9,050          29,054            --
  Loss on other investments                                             --              --           194,717
  Issuance of restricted stock                                          --              --           234,876
  Depreciation and amortization                                    2,524,187       2,947,163       3,671,452
  Loss from partnerships                                              48,000          48,000          48,000
  Loss from investment in Olefins Terminal Corporation - net          55,169         830,482            --
  Non-cash management fee and interest income from Olefins
  Terminal Corporation                                              (334,578)       (133,818)           --
  Allowance for doubtful accounts                                    383,662          94,039         270,902
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                     4,081,252      (1,978,696)     27,829,808
    Decrease in inventories                                          510,593       1,402,615         827,623
    (Increase) decrease in prepaid expenses and other current
      assets                                                      (1,774,891)      1,136,145        (213,733)
    Decrease in assets held for sale                               1,101,250            --              --
    Increase in other assets                                        (906,048)       (390,313)     (1,386,907)
    Decrease in accounts payable and accrued expenses            (11,345,206)     (3,157,191)    (32,536,054)
    (Decrease) increase  in income taxes payable/receivable         (330,142)         98,517        (878,866)
    Increase (decrease) in deferred revenue                          280,075        (300,475)           --
    (Decrease) increase  in other liabilities                        (16,927)         17,986        (524,519)
                                                                ------------    ------------    ------------
      Net cash provided by operating activities                       19,019       8,606,026       5,192,445
                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets held for sale                       786,535       1,726,916         155,115
    Proceeds from sale of investments                                   --           145,834            --
    Capital expenditures                                          (7,346,658)     (2,875,431)     (1,102,192)
    Purchase of net assets                                              --              --        (4,045,469)
    Other investments                                                (70,672)     (2,062,992)           --
    Purchase of minority interest                                       --          (110,526)           --
                                                                ------------    ------------    ------------
      Net cash used in investing activities                       (6,630,795)     (3,176,199)     (4,992,546)
                                                                ------------    ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) of loans payable                     6,234,441      (7,987,486)         72,708
    Proceeds from long-term debt                                   4,279,312       1,400,335       3,531,500
    Principal payments of long-term debt                          (3,241,263)    (17,586,420)     (4,890,483)
    Purchase of treasury shares                                         --              --        (1,817,927)
    Proceeds from the sale of common stock                              --        21,846,829          21,058
    Stock issuance costs                                                --          (952,650)           --
    Distributions to shareholders                                   (462,838)     (1,732,728)           --
    Repayments of shareholder loan                                  (104,812)           --              --
                                                                ------------    ------------    ------------
      Net cash provided by (used in)  financing activities         6,704,840      (5,012,120)     (3,083,144)
                                                                ------------    ------------    ------------
Effect of foreign exchange rates on cash                             (11,074)          4,017         149,614
                                                                ------------    ------------    ------------
      Net increase (decrease) in cash and cash equivalents            81,990         421,724      (2,733,631)
Cash and cash equivalents, beginning of year                       4,710,483       4,792,473       5,214,197
                                                                ------------    ------------    ------------
Cash and cash equivalents, end of year                          $  4,792,473    $  5,214,197    $  2,480,566
                                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $  2,928,671    $  2,227,815    $  1,344,243
                                                                ============    ============    ============
    Income taxes                                                $  2,113,975    $  2,223,344    $  4,243,724
                                                                ============    ============    ============
  Noncash investing activities:
    Capital lease obligations                                   $    106,391    $     50,335    $    274,913
                                                                ============    ============    ============
    Forgiveness of accounts payable for joint venture
      restructuring                                             $       --      $  1,958,157    $       --
                                                                ============    ============    ============
  Noncash financing activities:
    Treasury stock purchased by satisfaction of accounts
    receivable                                                  $    522,200    $       --      $    500,000
                                                                ============    ============    ============

See notes to consolidated financial statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1.  DESCRIPTION OF BUSINESS

      JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. JLM is headquartered in Tampa, Florida.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of JLM and its wholly-owned subsidiaries. JLM's principal operating subsidiaries are JLM Marketing, Inc., JLM Chemicals, Inc., JLM Terminals, Inc., JLM International, Inc., Olefins Marketing, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc., JLM Industries de Venezuela, C.A., Tolson Holland B.V., Tolson Transport B.V., Tolson Asia, Ltd. (the "Tolson Group"), Browning Chemical Corporation ("Browning"), Inquinosa International S.A. ("Inquinosa") Aurora Chemicals, Inc. ("Aurora") and Phoenix Tank Car Corporation ("Phoenix"). All material intercompany balances and transactions have been eliminated in consolidation. Included in the 1998 consolidated financial statements is the 50.1% owned subsidiary. Inquinosa, that the Company acquired in July 1998 (see Note16). Included in the 1996 and 1997 consolidated financial statements is the 55% owned subsidiary, JLM Industries (Europe) B.V. In July 1997, the Company purchased the 45% minority interest in JLM Industries (Europe) B.V. for approximately $111,000 cash. Effective January 1, 1997, both Aurora and Phoenix were dissolved and all business conducted under these companies were transferred to the Company's remaining subsidiaries.

      CONSOLIDATED STATEMENTS OF CASH FLOWS - Cash equivalents consist of highly liquid investments with original maturities from purchase date of three months or less.

      INVENTORIES - Inventories are valued at the lower of cost or market. The costs of JLM Marketing, Inc.'s inventories are determined on the last-in, first-out (LIFO) method. As of December 31, 1997 and 1998, JLM Marketing, Inc.'s inventory was approximately 30% and 40%, respectively, of total inventory. The costs of the Company's remaining inventories are determined on the first-in, first-out (FIFO) method. In the year ended December 31, 1998, there was a decrease of LIFO inventory prices partially offset by an increase in LIFO inventory quantities resulting in the elimination of the LIFO reserve and the creation of a LIFO inventory supplement. If LIFO inventories were valued at current costs, operating income would have been approximately $(13,000), $(570,000) and $(1,585,000) lower than those reported for the years ended December 31, 1996, 1997 and 1998, respectively. The excess (supplement) of the replacement cost over the value of inventories based upon the LIFO method was approximately $1,046,000 and $(539,000) as of December 31, 1997 and 1998, respectively.

      JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 1997 and 1998, JLM owed approximately $80,000 and $1,439,000 respectively, under these contracts which are included in inventory.

      In 1996, JLM entered into a fixed price financial hedging contract in order to minimize its exposure in the three months ended March 31, 1997 to the fluctuations in the price of propylene, one of the two key raw materials used by JLM Chemicals, Inc. The purpose of the financial hedging contract was to secure an acceptable purchase price for JLM's propylene requirements in the three months ended March 31, 1997. The contract was for 13 million pounds of propylene at $.1225 per pound. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 80, ACCOUNTING FOR FUTURES CONTRACTS, gains and losses for such contracts are recognized as an adjustment to cost of sales at the time the finished goods are sold by JLM. During the three months ended March 31, 1997, JLM purchased and sold substantially all of the 13 million pounds of propylene covered under the hedging contract. As a result, JLM recognized a gain of approximately $493,000, which reduced cost of sales for the period. JLM can be exposed to losses in connection with such contracts, generally the amount by which the fixed hedged price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 1997 or 1998.

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

      OTHER ASSETS - As of December 31, 1997 and 1998, other assets consist primarily of the cash surrender values of life insurance policies held on key employees, license fees, certain development costs and advances on consulting and non-competition agreements (see Note 12). These costs are amortized on a straight-line basis from 2 to 10 years. Accumulated amortization on other assets as of December 31, 1997 and 1998 was approximately $927,000 and $1,355,000, respectively.

      GOODWILL AND OTHER INTANGIBLES - Goodwill and other intangibles resulting from business acquisitions (see Note 16), comprising cost in excess of net assets of businesses acquired, customer lists, tax credit carry forwards, employee contracts and distribution rights are being amortized over their respective useful lives ranging from 3 to 40 years.

      INCOME TAXES - JLM accounts for income taxes under the asset and liability method as required by SFAS No. 109, ACCOUNTING FOR INCOME Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in income in the period that the change in the rate is enacted.

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

      FOREIGN EXCHANGE CONTRACTS - From time to time, JLM enters into foreign exchange contracts as a hedge against foreign accounts payable and receivables. Market value gains and losses are recognized and the resulting credit or debit offsets foreign exchange gains and losses on these payables and receivables. At December 31, 1997 and 1998, JLM had no open foreign exchange contracts.

      STOCK-BASED COMPENSATION - In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 19 for additional information on the Company's stock-based compensation.

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

      INCOME PER SHARE - The FASB has issued SFAS No. 128, EARNINGS PER Share, which was required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that "basic" and "diluted" earnings per share replace the primary and fully diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to "primary" earnings per share reported in prior years which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share reported in prior years. All earnings per share amounts for all periods presented conform to SFAS No.
    128. See Note 13.

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

      IMPAIRMENT OF LONG-TERM ASSETS - The Company evaluates the recoverability of the net carrying value of its property and equipment, goodwill and other intangibles, and other long-lived assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to operations.

      CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subjects the Company to a concentration of credit risk principally consist of trade accounts receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different geographic regions. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, or business insurance in certain circumstances.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, that establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for all companies with fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted SFAS No. 130 in the accompanying consolidated financial statements of income and comprehensive income.

       In June 1997, the FASB issued SFAS No. 131, SEGMENT DATA, that requires companies to report selected segment information in their quarterly reports issued to shareholders for fiscal years beginning after December 31, 1997. It also requires, among other items, entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company will begin implementing the requirements under SFAS No. 131 for quarterly purposes beginning in fiscal year 1999. The Company has adopted SFAS No. 131 in 1998 (see Note 21). However, there were no changes required to prior year amounts.

      In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, that requires that gains or losses be recognized in earnings for a fair value hedge in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

      RECLASSIFICATIONS - Certain amounts in the 1996 and 1997 consolidated financial statements are reclassified to conform to the 1998 presentation.

3.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31:

                                                        1997           1998
                                                    ------------   ------------
   Land and building                                $  7,123,124   $  7,438,563
   Vehicles                                              319,708        216,652
   Airplane                                            2,411,681      2,475,939
   Equipment                                          23,647,967     24,977,860
   Leased equipment - capital leases                   1,188,122      1,188,122
   Furniture and fixtures                                878,288        882,804
   Leasehold improvements                                388,250        442,699
                                                    ------------   ------------
                                                      35,957,140     37,622,639
   Less accumulated depreciation and amortization     (6,452,129)    (9,237,650)
                                                    ------------   ------------
                                                    $ 29,505,011   $ 28,384,989
                                                    ============   ============

      Depreciation and amortization expense for property and equipment was approximately $2,242,000, $2,598,000 and $2,834,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The leased equipment consists of several capital leases, which expire through June 1999, with a $189,000 option to purchase at the end of the lease period. Future minimum capital lease payments for each of the years 1999 through 2003 are approximately $420,000, $74,000, $54,000, $14,000 and $11,000, respectively.

4.  INVESTMENTS IN JOINT VENTURES AND PARTNERSHIPS

      Investments in partnerships at December 31, 1997 and 1998, consist principally of the following:

      PHENOL PLANT PARTNERSHIP - The Company holds a 2% interest in the Mt. Vernon Phenol Plant Partnership via its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements to GE Plastics. JLM has a long-term exclusive agreement through 2002, and thereafter, unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 1997 and 1998, the amount of this investment was approximately $496,000. During 1997 and 1998, JLM contributed approximately $4,000 and $0, respectively, to the partnership and received no distributions in either year.

      ASIAN PARTNERSHIP - In April 1997, JLM entered into an agreement to purchase 25% of the common stock of S.K. Chemicals Asia Pte. Ltd. ("SK Chemicals"), an international petrochemical distributor, for $500,000 cash. In addition, in April 1997, JLM entered into an agreement to purchase for $500,000 cash a 12.7% interest in S.K. Chemical Trading Pte. ("SK Trading"). As of December 31, 1997 and 1998, these investments of approximately $1,069,000 were included in other investments in the accompanying consolidated balance sheet and are carried on the cost method.

      REAL ESTATE PARTNERSHIPS - The Company holds a 99% interest in Len-Kel Realty Limited Partnership ("Len-Kel"). During 1987 and 1988, Len-Kel acquired 28 units in a development project converting historical buildings into residential use. The units are currently operated as rental property. JLM is a limited partner in Len-Kel and cannot exert control over the partnership. Accordingly, the investment is carried on the equity method. As of December 31, 1997 and 1998, the amount of this investment was approximately $996,000 and $948,000, respectively.

      JLM holds other investments through limited partnerships. The amount of these partnerships totaled approximately $821,000 and $744,000 at December 31, 1997 and 1998, respectively, and are carried on the cost method in the accompanying consolidated balance sheet.

      During each of the years ended December 31, 1996, 1997 and 1998, JLM recorded losses from partnership investments of approximately $48,000. As a limited partner, the Company has no obligation to make any contributions beyond its initial investment.

5.  OLEFINS TERMINAL CORPORATION

      During 1991, JLM formed a 100% owned subsidiary, OTC, to design and construct a polymer grade propylene export facility in Bayport, Texas. On August 15, 1991, OTC issued stock and stock warrants to other investors reducing the Company's ownership to 49% (32% on a fully diluted basis). Construction was completed in July 1992. The Company accounts for its investment in OTC on the equity basis. During the years ended December 31, 1996, 1997 and 1998, losses from the investment in OTC of approximately $(55,000) and $(830,000), and $0, respectively, were recorded. As of December 31, 1997 and 1998, the Company's investment in OTC was $0 due to the cumulative losses incurred by OTC.

      During 1996, JLM provided OTC with financial and management services for a fee of 2.5% on certain sales, as defined. As part of the refinancing of OTC's long-term debt discussed below, JLM switched its management fee to a fixed rate of approximately $16,000 per month. JLM recorded management fees of approximately $139,000, $134,000 and $192,000 for the years ended December 31, 1996, 1997 and 1998, respectively, under this agreement.

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

      The following summarizes the assets, liabilities and stockholders' equity of OTC as of December 31:
                                                      1997          1998
                                                  -----------    -----------
    ASSETS:
      Current                                     $ 1,233,608    $   874,033
      Noncurrent                                    9,502,090      7,590,993
                                                  -----------    -----------
                                                  $10,735,698    $ 8,465,026
                                                  ===========    ===========
    LIABILITIES AND STOCKHOLDERS' DEFICIT:
      Current liabilities                         $   534,383    $   524,814
      Noncurrent liabilities                        7,300,000      7,300,000
      Stockholders' equity                          2,901,315        640,212
                                                  -----------    -----------
                                                  $10,735,698    $ 8,465,026
                                                  ===========    ===========

      OTC had net losses of approximately $166,000, $1,468,000 and $2,261,000 for the years ended December 31, 1996, 1997 and 1998, respectively. During 1997, the Company's investment in OTC was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC, the Company will not record additional losses on its investment until future operating income from OTC surpasses the cumulative unrecorded operating losses or until any contingent payment obligations, discussed above, are required. As of December 31, 1998, the Company had cumulative unrecorded operating losses from OTC of approximately $1,318,000.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at December 31:
                                             1997            1998
                                         -----------     -----------
            Accounts payable             $31,668,665     $31,047,242
            Accrued expenses               2,806,093       6,757,356
                                         -----------     -----------
                                         $34,474,758     $37,804,598
                                         ===========     ===========

7.  LOANS PAYABLE

      Loans payable consist of the following at December 31:

                                                                    1997      1998
                                                                  --------   --------
      Secured loans payable associated with Venezuelan
        operations due on demand. Interest is payable
        monthly between 21% and 23% during 1997 and
        between 23% and 48% during 1998                           $377,546   $177,148

      Secured loan payable  associated with International
        operations due on demand. Interest is payable monthly
        at prime less 1%. Prime was 7.75% at December 31, 1998        --      274,594

      Secured loans payable due on demand. Interest
        is payable monthly at rates between 8.3% and 10% as
        of December 31, 1997                                         1,488       --
                                                                  --------   --------
                                                                  $379,034   $451,742
                                                                  ========   ========

      The loans payable are collateralized by most of JLM's inventory and accounts receivable. As of December 31, 1997 and 1998, JLM had a total of approximately $72,100,000 and $125,000,000, respectively, of credit facilities available with various financial institutions of which approximately $60,172,000 and $95,116,000, respectively, was unused. Additionally, as of December 31, 1997 and 1998, JLM had guaranteed vendor letters of credit of approximately $5,964,000 and $12,836,000, respectively.

      In December 1997, the Company completed the refinancing of certain of its revolving loan agreements and replaced it with an unsecured $30 million line of credit (the "LOC"). Under terms of the LOC, $15 million of the LOC will be restricted to funding future acquisitions with terms that will expire on November 1, 2003. The remaining $15 million will be used to fund working capital needs with terms that will expire on November 1, 2001. The interest on the LOC will accrue at the bank's prime rate less 1/2 percent. As of December 31, 1998, there was $6.0 million outstanding under the LOC.

      During 1998, the Company negotiated additional lines of credit with two new financial institutions that are renewable each year in the amount of $52.0 million. These lines of credit are to be used primarily for the Company's international subsidiaries. The lines of credit are unused and are secured by accounts receivable and inventory.

      JLM's loans payable contain certain financial covenants which must be met with respect to, among other things, minimum consolidated net income levels, minimum current ratio and debt service. JLM was not in compliance with certain of such financial covenants as of December 31, 1998 related to quarterly income levels. With respect to such noncompliance, the Company received a waiver from the respective financial institutions. Certain provisions of the loans payable to which JLM is subject restricts JLM's ability to pay dividends.


8.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31:

                                                                 1997           1998
                                                             ------------    ------------
            Notes payable to shareholders due in June
              2002. Interest is payable monthly at rates
              of prime and 10.0%. Prime was 8.5% and 7.75%
              at December 31, 1997 and 1998, respectively    $  1,350,000    $  1,250,000

            Mortgage payable due in equal monthly
              installments through July 1999. Final
              balloon principal payment due July 1999
              Interest is payable monthly at 9.59%. The
              Company intends to refinance the mortgage
              loan payable through 2001                         1,606,802       1,509,909

            Secured loan payable due in 2006, Interest is
              payable monthly at rates between 8% - 9.68%       1,583,102       1,459,725


            Secured installment loan payable due in
              September 1999, payable in quarterly
              installments of $50,000. Interest is payable
              quarterly at the prime rate plus 2%. Prime
              was 8.5% and 7.75% at December 31, 1997 and
              1998, respectively                                  364,207         114,207

            Secured loans payable due in equal monthly
              installments through 1999. Interest is
              payable monthly at rates between 10.13% -
              13.47%                                               35,890          17,605

            Acquisition line of credit payable due in
              November 2001. Interest is payable monthly
              at LIBOR rate plus 2 points. Was The LIBOR
              rate was 5.04% at December 31, 1998                    --         6,000,000

            Note payable due in semi-annual installments
              through November 2000 with a balloon payment
              due May 2001. Interest is payable
              semi-annually at LIBOR plus one point. LIBOR
              was 5.04% at December 31, 1998                         --         2,500,000

            Note payable due in semi-annual installments
              through March 2002. The note is non-interest
              bearing. Interest has been imputed at the
              Company's weighted average borrowing rate of
              7.37%                                                  --         1,473,715

            Secured loans payable due in June 2001
              Interest is payable monthly at 7.25%                   --         1,688,500

            Capital lease obligations due in equal monthly
              installments through April 2001. Interest is
              payable monthly at rates between 4.83% -
              16.99%                                              645,171         582,468
                                                             ------------    ------------
                            Total                               5,585,172      16,596,129
                            Less current portion                 (789,277)     (1,872,483)
                                                             ------------    ------------
                            Long-term portion                $  4,795,895    $ 14,723,646
                                                             ============    ============

      See Note 7 regarding the prepayment of certain of the Company's revolving loans.

      Long-term debt becoming due during subsequent fiscal years ending on December 31 are as follows:

            1999                                  $ 1,872,483
            2000                                    4,466,384
            2001                                    2,786,285
            2002                                    1,460,319
            2003                                    6,010,658

      The long-term debt is secured by substantially all of JLM's property and equipment.

9.  RELATED PARTY TRANSACTIONS

       JLM has loans payable to its majority stockholder of $905,148 at December 31, 1997 and 1998. The loan payable bears interest at the prime rate, which was 8.5% and 7.75% at December 31, 1997 and 1998, respectively, and matures on January 1, 2000. Additionally, the Company has approximately $1,700,000 of miscellaneous receivables owed by the majority stockholder. These items are netted together and included as part of other accounts receivable in the accompanying consolidated balance sheet.

      In 1996, JLM purchased approximately $319,000 of chemical products from a joint venture partnership owned 50% by Kemlink, L.L.C., a Delaware Limited Liability company, of which the majority stockholder of JLM is a 97% owner. All purchases in 1996 were at prices comparable to those paid to unrelated parties. In addition, during 1996, JLM sold approximately $1,260,000 of chemical products to Kemlink J.V. Effective December 31, 1996, the Company ceased doing business with both Kemlink J.V. and Kemlink, L.L.C. due to the termination of such entities by their partners.

      In 1997, the Company entered into an agreement for sale and purchase of common stock held by the majority stockholder of JLM and an unrelated third party to purchase for a total purchase price of approximately $1.25 million all of the issued and outstanding shares of Aurora. Under the terms of the agreement, the Company purchased from the majority owner of JLM his 80% ownership interest in Aurora for a $1.0 million promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum. The other shareholder of Aurora received consideration of $250,000 for the purchase of his ownership interest. Of such amount, $150,000 was paid at closing in cash and $100,000 was paid by a three year promissory note which bears interest at the prime rate and is payable in three equal annual installments. During 1998, the Company repaid the entire outstanding balance due to the unrelated third party.

      In 1996 and 1997, the Company leased chemical tank railcars from Phoenix, a Connecticut corporation of which sole owner is the majority stockholder is the majority stockholder of JLM. The Company made payments in 1996 and 1997 to Phoenix in respect of such leases of approximately $203,000 and $6,000, respectively. In 1997, the Company entered into an agreement for sale and purchase of common stock with JLM's majority stockholder to purchase for a total purchase price of $500,000 all of the issued and outstanding shares of Phoenix. Under the terms of the agreement, the Company purchased the majority stockholder of JLM's ownership interest in Phoenix for $500,000, of which $250,000 was offset against advances owed to the Company by the majority stockholder of JLM and $250,000 paid by means of a promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum.

      The Aurora and Phoenix transactions described above have been accounted for as a combination of entities under common control using historical amounts.

10.  INCOME TAXES

     Current and deferred income tax provision consists of the following at December 31:
                           1996         1997         1998
                        ----------   ----------   ----------
   Current:
    Federal             $1,350,848   $1,930,435   $2,820,534
      State and local      182,528      402,285      561,776
      Foreign              257,278      150,152      192,780
   Deferred              1,343,849    1,410,930    1,567,497
                        ----------   ----------   ----------
                        $3,134,503   $3,893,802   $5,142,587
                        ==========   ==========   ==========

      The income tax provision reflected above includes the income tax expense/benefit associated with discontinued operations and extraordinary loss.

      The significant components of the deferred tax assets and liabilities are as follows as of December 31,:
                                              1997           1998
                                          -----------    -----------
    Deferred tax assets:
      Foreign intangible assets           $      --      $   433,168
      Foreign reserves                        167,000        222,313
      Foreign net operating loss and
       other carryforwards                    402,000      1,630,165
      Minimum tax credit carryforward         293,784           --
      Other                                    78,404        455,274
                                          -----------    -----------
                                              941,188      2,740,920
      Valuation allowance                    (569,000)    (2,285,646)
                                          -----------    -----------
         Total deferred tax assets            372,188        455,274

    Deferred tax liabilities:
      Property                             (3,821,089)    (5,215,389)
      Nonconsolidated investments            (501,009)      (415,453)
       Foreign prepaid expenses                  --         (341,839)
      Other                                      --             --
                                          -----------    -----------
         Total deferred tax liabilities    (4,322,098)    (5,972,681)
                                          -----------    -----------
         Net deferred tax  liability      $(3,949,910)   $(5,517,407)
                                          ===========    ===========

      The net change in the total valuation allowance for the year ended December 31, 1997 and 1998 was an increase of approximately $154,000 and $1,717,000, respectively. The valuation allowance was established to reduce the deferred tax assets booked for foreign net operating losses, reserves and intangible assets generated from Venezuelan and Holland operations.

      At December 31, 1997 and 1998, there were Venezuelan NOL's of approximately $621,000 and $1,223,000, respectively, available to offset future foreign taxable income. These net operating losses expire in various years after 2000. At December 31, 1997 and 1998, there were Holland NOL's of approximately $535,000 and $3,186,000, respectively, that may be carried forward indefinitely.

      JLM's effective tax rate differs from the statutory federal income tax rate of 34% for the fiscal years ended December 31,:

                                                                          1996      1997      1998
                                                                         -----     -----     -----
    Statutory federal income tax rate                                    34.00%    34.00%    34.00%
    State and local income taxes, net of federal income tax benefit       2.58      3.87      3.44

    Difference arising from transactions with, and profit and
       loss of, foreign subsidiaries not deductible or
       includible for U.S.  tax purposes                                  8.59      2.93      9.64
    Foreign Sales Corporation benefit                                    (2.05)    (2.15)    (0.40)
    Other                                                                 1.25     (1.16)     0.86
                                                                         -----     -----     -----
    Effective income tax rate                                            44.37%    37.49%    47.54%
                                                                         =====     =====     =====

      The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations.

    Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

11.   TREASURY STOCK AND STOCK SPLIT

      Chemical Trading, S.L. ("Trading"), JLM's Spanish distributor, was indebted to JLM pursuant to an arrangement in which JLM pays the distributor's operating expenses. JLM treats the difference between such payments made by JLM and the amount of commissions and other amounts due to the distributor in respect of his activities on behalf of JLM as a loan by JLM to the distributor. Such indebtedness was carried on an open account basis and in July 1996, $522,200 was repaid without interest through the sale to JLM at fair market value of 48 shares (267,264 shares after giving effect to the stock split in July 1997) of common stock owned by Trading's owner. On July 3, 1997, JLM approved the retirement of the shares of common stock held in treasury by the Company and a stock split resulting in an exchange of 1 share for 5,568 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split. Effective October 1, 1998, $500,000 owed by Trading was repaid without interest through the sale to JLM at fair market value of 90,909 shares of common stock owned by Trading's owner.

      Effective January 1, 1998, the Company purchased 3,290 shares of common stock from certain officers of the Company valued at $72,000. The Company entered into the transaction in order to assume certain tax liabilities related to the vested portion of the restricted stock received by the certain officers.

      On October 16, 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to 500,000 shares of its common stock. During the fourth quarter of 1998, the Company purchased approximately 330,000 shares of its common stock for approximately $1,818,000 under the Program.

12.   COMMITMENTS AND CONTINGENCIES

      JLM is obligated under operating leases with remaining non-cancelable terms of a year or more for office equipment, storage facilities and automobiles. The approximate minimum annual rentals under these leases at December 31, 1998 are as follows:

                       1999                           $279,135
                       2000                            250,552
                       2001                            394,842
                       2002                             18,040
                       2003                              7,150
                                                      --------
                       Total minimum lease payments   $949,719
                                                      ========
      Total rental expenses for all operating leases approximated $1,875,000, $1,540,000 and $1,588,000 for the years ended December 31, 1996, 1997 and
    1998, respectively.

      At December 31, 1998, JLM is obligated to make future minimum payments of $115,750 in 1999 under a license agreement for the use of the cumene catalysts at its manufacturing facility.

      JLM is subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. JLM has engaged environmental counsel for four of their facilities: the JLM Chemicals, Inc., Blue Island Illinois facility, the JLM Terminals, Inc. facility, JLM Real Estate, Inc. property and the Polychem facility. Regarding the JLM Chemicals facility, JLM believes that the low levels of various organic compounds detected in the soil and groundwater at the facility are the result of historical use of the facility prior to the acquisition by JLM and/or migration from neighboring facilities. JLM also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk) and the fact that the site is pending removal from the federal list of contaminated sites. Regarding the JLM Terminals, Inc. facility and the JLM Realty property, JLM believes that ultimate liability for remediation of soil and groundwater contamination rests with the previous owner of the facility and/or a neighboring facility. In 1998, the Company assumed from the previous owner of both the JLM Terminal, Inc. and JLM Realty, Inc. the implementation of state approved Remedial Action Plans ("RAPs") to address onsite petroleum contamination at the sites. Compliance with the RAPs does not foreseeably require any capital expenditures and the Company believes that the owners of the neighboring properties may bear a significant portion of the responsibility or any additional remediation. Regarding the Polychem facility, levels of organic compounds slightly in excess of regulatory thresholds were detected in the ground water. JLM addressed the problem and recent analytical results show the levels of contamination have decreased to acceptable levels. Accordingly, JLM has requested that state authorities permit closure of the remediation of the Polychem facility. JLM does not believe that a material amount of funds will be required to complete remediation at any of the sites. Accordingly, the Company has not accrued any amounts related to the remediation of any of the sites.

      On December 12, 1996, JLM entered into consulting and non-competition agreements with two independent third parties. The terms of the consulting agreements are from January 3, 1997 through December 31, 2003 and JLM is committed to pay $130,000 per year, payable semi-annually beginning January 1, 1997 through December 31, 2002 and $200,000 on January 1, 2003. The terms of the non-competition agreements will be from January 1, 1997 through December 31, 2006 and JLM is committed to $100,000 per year, payable semi-annually from July 1, 1997 through December 31, 2002 and $270,000 on January 1, 2003. As of December 31, 1998, JLM has advanced $930,000 to the third parties and, in conjunction with entering into the consulting and non-competition agreements, these amounts shall be satisfied by setting them off against the amounts owed by the third parties to JLM. As of December 31, 1997, the $240,000 advance has been recorded in other current assets-net and the remaining $230,000 advance is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. During 1996, the third parties signed promissory notes aggregating $470,000 and bearing no interest for the monies that had been advanced.

      During 1997, the Internal Revenue Service ("IRS") concluded its federal income tax examination of JLM's 1988 through 1990 and 1992 through 1994 tax years. JLM subsequently made payments to the IRS as a result of these examinations. The settlement of these IRS examinations did not materially affect the Company's financial condition or results of operations in 1997 or 1998.

      On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol to be produced at a phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company was required to advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment was scheduled to be paid as follows: $5 million on or about December 31, 1998, $6.5 million in equal quarterly payments in 1999 and the remaining balance in equal quarterly payments in 2000. Under the contract, Solutia is required to sell 125 million pounds of phenol per year to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the advancement mentioned above. Construction of the plant was anticipated to commence in the beginning of 1999 and phenol production was anticipated to begin at the plant in the fourth quarter of 2000. The agreement also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the total amount of the advance payments owed to Solutia. Due to market conditions, the project and any required payments were suspended prior to December 31, 1998 through the mutual consent of both Solutia and the Company.

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

                                     1996       1997       1998
                                   -------    --------    --------
    Basic earnings per share:
      Discontinued operations     $  (0.09)   $  (0.03)   $  (0.00)
      Extraordinary item                --       (0.07)      (0.00)

    Diluted earnings per share:
      Discontinued operations     $  (0.09)   $  (0.03)   $  (0.00)
      Extraordinary item             (0.00)      (0.07)      (0.00)

      The basic earnings per share calculation is based on the weighted average number of common shares outstanding adjusted for actual shares issued or reacquired during the period. In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share of which 369,165 shares, reduced by employee turnover, were still outstanding as of December 31, 1998. The average market price of the Company's common stock was greater than the exercise price of the options throughout 1997.

       The following table illustrates information concerning the options issued under the Company's LTIP for the years ended December 31, 1997 and 1998:

                                                     1997              1998
                                                    -------          -------
    Options granted                                 411,500            6,000
    Options vested                                     --            129,399
    Options exercised                                  --               --
    Options cancelled                                 3,400           43,935
    Options expired                                    --               --

    The average market price of the Company's common stock was less than the exercise price of the options throughout the majority of 1998. The impact of the dilutive effect of options included in the calculation of diluted weighted average shares outstanding is illustrated below for the year ended December 31,:
                                                1996        1997        1998
                                             ---------   ---------   ---------
    Basic weighted shares outstanding        4,877,568   5,752,579   7,038,321
    Dilutive effect of outstanding options        --        37,409        --
                                             ---------   ---------   ---------
    Diluted weighted shares outstanding      4,877,568   5,789,988   7,038,321
                                             =========   =========   =========

      There was no dilution of earnings per share for either 1996 or 1998.

14. PROFIT-SHARING PLAN

      The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company contributes 100% of the contribution of eligible employees, up to a maximum amount of 6% of the employees' compensation. The Company's contribution rate is determined annually at the beginning of each plan year. The costs for this plan were approximately $278,000, $348,000 and $395,000 in 1996, 1997 and 1998,
    respectively.

      Included in selling, general and administrative expenses are profit-sharing bonuses paid to employees based on performance or formulas. The bonuses of the Company for the years ended December 31, 1996, 1997 and 1998 were approximately $581,000, $529,000 and $656,000, respectively.

15. POLYCHEM LTD., INC.

      During 1994, the Company formed and held a 95% ownership of a new subsidiary, JLM Acquisition, Inc. On August 8, 1994, JLM Acquisition, Inc. purchased substantially all the business assets of Polychem, a chemical dyes distributor in Dalton, Georgia, for $900,000 in cash and a promissory note for $1,240,000 payable in semi-annual installments over five years.

      On October 26, 1995, JLM completed the sale of substantially all the operating assets of Polychem for cash of $882,000 and the assumption of related liabilities. The purchaser had an irrevocable option for a period of three years to buy the Polychem real property for $1; however, such option was not exercised by the purchaser. Therefore, the Company has retained title to this real property.

16. ACQUISITIONS OF BROWNING, THE TOLSON GROUP AND INQUINOSA

      Effective April 1, 1998, the Company completed the purchase of all of the assets of Browning for $9.5 million. The purchase price consisted of an initial payment of $7.5 million cash and a $2 million promissory note to be paid in equal installments over four years. Browning was founded in 1948 and is a major marketer of inorganic chemicals, with a diversified product range serving both industrial and food processing markets throughout the United States.

      Effective April 1, 1998, JLM completed the acquisition of Tolson Transport B.V., a Dutch company, Tolson Holland B.V., ("Holdings") a Dutch company, and Tolson Asia Pte., Ltd, a Singapore company through the purchase of all of the outstanding shares of capital stock of the three companies, collectively the Tolson Group from their parent Tolson Holding, B.V., a Dutch company. The total purchase price paid to Holdings for the Acquired Companies was $5.75 million, including the execution of a $2.9 million promissory note, subject to certain adjustments as described below.

      The Tolson Group is a global distributor and trader of methanol, solvents, aromatics and olefins. The acquisition expanded the Company's international chemical business especially in Asia and Europe including an office in Russia.

      The purchase price of the Tolson Group was determined based on a closing valuation date of March 31, 1998, less excluded receivables as defined in the Share Purchase Agreement and the execution of a $2.9 million promissory note that accrues interest at the LIBOR rate plus 1%. The promissory note is payable in five semi-annual installments of $350,000 with a lump-sum payment of $1.1 million due in May 2001. Based on the combined negative shareholders' equity of the Tolson Group as of March 31, 1998, Tolson Holding. B.V. contributed approximately $7.4 million to bring the combined negative equity of the Tolson Group to zero.

      The purchase of the Tolson Group excluded certain receivables, as defined in the Share Purchase Agreement. For such excluded receivables, JLM will collect such receivables on a best efforts basis and JLM will receive a commission, as defined in the Share Purchase Agreement, for actual collections made.

      On July 3, 1998, the Company acquired 50.1%, of the outstanding common stock of Inquinosa, a Spanish company. The purchase price for Inquinosa was $450,000 plus an estimated $1.35 million to be funded through a three-year earn-out period based on a formula as defined in the agreement. The effective date of the acquisition was July 1, 1998. Inquinosa is a worldwide marketer of the pesticide lindane. Lindane is a preferred seed-treating pesticide that prevents insect damage during the critical pre-germination stage for wheat, other grains and canola.

      All of the above acquisitions were accounted for under the purchase method of accounting.

      The fair value of the assets acquired and liabilities assumed recorded in conjunction with the above purchase transactions are presented below:

                                                          TOLSON        BROWNING        INQUINOSA         TOTAL
                                                      ------------    ------------    ------------    ------------
    Accounts receivable                               $ 28,567,623    $  4,164,426    $  1,476,581    $ 34,208,630
    Inventories                                          2,728,339       1,928,027         390,653       5,047,019
    Prepaid and other current assets                         4,379          14,026         150,665         169,070
    Property and equipment                                 348,313          57,440            --           405,753
    Goodwill and other intangible assets:
      Distribution rights (15 year useful life)               --              --           450,000         450,000
      Tax credit carryforward (19 year useful life)      1,574,163            --              --         1,574,163
      Customer lists (15 year useful life)               2,690,367       1,470,000            --         4,160,367
      Employee contracts (3 year useful life)                 --           194,492            --           194,492
      Non-compete agreements (3 year useful life)             --           183,439            --           183,439
      Goodwill (40 year useful life)                     2,046,752       4,154,802            --         6,201,554
    Other long-term assets                                    --            20,430          21,779          42,209
    Accounts payable and accrued expenses              (31,598,387)     (2,858,135)     (1,734,948)    (36,191,470)
    Long-term debt incurred                             (2,889,730)     (9,205,297)           --       (12,095,027)
    Other long-term liabilities                               --              --          (304,730)       (304,730)
                                                      ------------    ------------    ------------    ------------
                                                      $  3,471,819    $    123,650    $    450,000    $  4,045,469
                                                      ============    ============    ============    ============

      The following unaudited pro forma consolidated financial information for the Company gives effect to the above acquisitions as if they had occurred on January 1, 1996. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

                                                                                   1996            1997         1998
                                                                                   ----            ----         ----
    Revenues                                                                   $432,548,000   $447,573,000   $357,966,000

    Income before extraordinary item and discontinued
      operations                                                                 12,167,000      9,305,000      7,603,497

    Net Income                                                                   11,738,863      8,919,000      7,603,497

    Basic income per share                                                             1.76           1.34           1.14

    Basic shares outstanding                                                      6,682,862      6,682,862      6,678,317

    The pro forma income from continuing operations and pro forma net income for 1996, 1997 and 1998 includes adjustments for the amortization of goodwill and other intangibles of approximately $650,000, $750,000 and $750,000, respectively, that relates to the above acquisitions. Additionally, the unaudited pro forma data includes approximately $600,000 of interest expense related to the acquisitions mentioned above. The 1996 pro forma information does not include the operations of Inquinosa, as it was not in operation.

      The pro forma basic income per share data also reflects the historical weighted average number of shares outstanding adjusted to include the following items as if they had occurred at the beginning of each period presented 1) 2,156,000 shares issued during the Company's initial public offering, 2) the 190,000 shares purchased by the Underwriters of the Company's initial public offering to cover over-allotments, 3) 3,415 shares purchased by employees of the Company under the Company's employee stock purchase plan and 4) 420,909 treasury shares repurchased by the Company under the Company's Stock Repurchase Plan and from a shareholder (see Note
    11).

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

      The operating results of the discontinued operations, which includes interest expense associated with Enterprises and Stables, are summarized as follows for the years ended December 31:

                                                               1996         1997          1998
                                                               ----         ----          ----
    Sales                                                   $ 244,909    $  69,966    $    --
    Loss from discontinued operations before income taxes    (711,197)    (351,270)     (34,078)
    Income tax benefit                                        282,932      140,163       14,949
    Net loss                                                 (428,265)    (211,107)     (19,129)

      The net liabilities of discontinued operations are summarized as follows:

                                                    1997       1998
                                                    ----       ----
    Current assets                               $  720,106   $ --
    Property and equipment, net                          --     --
    Current liabilities                           2,280,473     --
    Net liabilities of discontinued operations    1,599,714     --

      Current assets of discontinued operations as of December 31, 1997 includes assets held for sale of approximately $203,000. All assets held for sale were sold during 1998.

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

      On July 23, 1997, the Company granted 411,500 options under the LTIP to the employees of JLM at an exercise price of $10 per share. During 1998, the Company issued 5,000 options with an exercise price of $10.50 per share and 1,000 options with an exercise price of $11.00 per share to various employees under the LTIP. These options vest ratably over a three-year period. The Company has adopted the disclosure-only provisions of SFAS No.
    123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of income. Had compensation cost for the options been determined based on the fair value at the grant date for awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, JLM's net income and income per share for the year ended December 31, 1997 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                      1997            1998
                                                      ----            ----
    Net income - as reported                     $   6,493,754   $   5,715,350
    Net income - pro forma                           6,318,137       4,793,043
    Basic net income per share - as reported              1.13            0.81
    Basic net income per share - pro forma                1.10            0.68
    Diluted net income per share - as reported            1.12            0.81
    Diluted net income per share - pro forma              1.09            0.68

      None of the options granted under the LTIP vested during 1997. During 1998, 123,055 options previously granted vested under the LTIP. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998, respectively: dividend yield of 0%and 0%; expected volatility of .59% and .67%; risk-free interest rate of 5.7% and 4.69%; and expected lives of 10.0 years.

      Concurrent with the initial public offering, the Company awarded 47,000 shares of restricted stock, with a four-year vesting period to certain officers and employees. The Company recognizes expense related to the issuance of such restricted stock ratably over the vesting period.

20. EMPLOYEE STOCK PURCHASE PLAN

      On July 2, 1997, the Company approved an employee stock purchase plan (the "Purchase Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the plan. Under the Purchase Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Purchase Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During 1997 and 1998, employees of the Company purchased 3,415 and 1,960 shares, respectively, of the Company's common stock under the Purchase Plan.

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

      The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the years ended December 31,:

    INDUSTRY SEGMENT                      1996             1997            1998
                                     -------------    -------------    -------------
    Revenues:
      Marketing                      $ 176,274,489    $ 221,301,428    $ 248,060,581
      Manufacturing                     60,246,694       65,520,738       57,674,733
                                     -------------    -------------    -------------
                                     $ 236,521,183    $ 286,822,166    $ 305,735,314
                                     =============    =============    =============
    Operating Income:
      Marketing                      $   5,011,196    $   5,406,856    $   3,055,108
      Manufacturing                      7,586,128       10,752,634       11,902,754
      Corporate                         (1,595,544)      (2,256,929)      (2,311,022)
                                     -------------    -------------    -------------
                                     $  11,001,780    $  13,902,561    $  12,646,840
                                     =============    =============    =============
    Capital Expenditures:
      Marketing                      $     592,422    $   1,670,703    $     669,768
      Manufacturing                      4,398,480          883,118          368,165
      Corporate                          2,355,756          321,610           64,259
                                     -------------    -------------    -------------
                                     $   7,346,658    $   2,875,431    $   1,102,192
                                     =============    =============    =============
    Depreciation and Amortization:
      Marketing                      $     794,031    $     822,409    $   1,458,007
      Manufacturing                      1,652,809        1,687,935        1,691,783
      Corporate                             77,347          436,819          521,662
                                     -------------    -------------    -------------
                                     $   2,524,187    $   2,947,163    $   3,671,452
                                     =============    =============    =============

    Identifiable Assets:
      Marketing                      $  43,303,972    $  39,644,328    $  67,010,955
      Manufacturing                     31,871,092       29,691,796       26,437,814
      Corporate                         11,211,591       14,224,447        9,816,520
                                     -------------    -------------    -------------
                                     $  86,386,655    $  83,560,571    $ 103,265,289
                                     =============    =============    =============
    GEOGRAPHIC LOCATION

    Revenues:
      United States                  $ 191,382,570    $ 236,650,808    $ 187,075,834
      Venezuela                         10,068,395        9,624,688        8,606,942
      Holland                           29,201,763       35,533,157       52,530,545
      Singapore                               --               --         46,992,874
      Other nations                      5,868,455        5,013,513       10,529,119
                                     -------------    -------------    -------------
                                     $ 236,521,183    $ 286,822,166    $ 305,735,314
                                     =============    =============    =============
     Operating Income (Loss):
      United States                  $  12,204,002    $  16,466,705    $  14,727,018
      Venezuela                           (414,554)        (143,327)        (818,268)
      Holland                              571,046         (230,586)        (655,637)
      Singapore                               --               --            454,072
      Other nations                        236,830           66,698        1,250,677
      Corporate                         (1,595,544)      (2,256,929)      (2,311,022)
                                     -------------    -------------    -------------
                                     $  11,001,780    $  13,902,561    $  12,646,840
                                     =============    =============    =============

    Identifiable Assets:
      United States                  $  72,778,120    $  70,756,106    $  74,164,842
      Venezuela                          6,112,667        3,035,968          469,690
      Holland                            6,169,386        8,411,689       15,759,658
      Singapore                               --               --          7,510,211
      Other nations                      1,326,482        1,356,808        5,360,888
                                     -------------    -------------    -------------
                                     $  86,386,655    $  83,560,571    $ 103,265,289
                                     =============    =============    =============

22. SUBSEQUENT EVENTS

      Effective January 1, 1999, the Company granted 100,000 options under the LTIP to the employees of JLM at an exercise price of $5.00 per share. These options vest ratably over a three-year period. In addition on January 1, 1999, the Company issued 40,000 shares of restricted stock to an officer of the Company. Of these shares of restricted stock, 10,000 shares are vested immediately and the remaining portion vests ratably over a three-year period.

      Subsequent to year-end, the Company entered into an agreement with a customer to supply certain of its products over an extended period. As part of this agreement, the customer has agreed to partially prepay for the product and the Company has agreed to apply such partial prepayment to future sales of such product based on the then current market price. Should the Company default on the contract, all such unapplied prepayments shall be returned to the customer.

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated March 8, 1999. Our audits also included the accompanying consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP
Tampa, Florida

March 8, 1999

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                  BALANCE AT            CHARGED TO                        BALANCE AT END
                                               BEGINNING OF YEAR         EXPENSES        DEDUCTIONS          OF YEAR
    Year ended December 31, 1996:
      Accumulated amortization (1)               $  208,434            $  389,595            --           $  598,029
      Allowance for doubtful accounts                70,298               383,662            --              453,960

    Year ended December 31, 1997:
      Accumulated amortization (1)                  598,029               349,337            --              947,366
      Allowance for doubtful accounts               453,960                94,039            --              547,999

    Year ended December 31, 1998
      Accumulated amortization (1)                  947,366               837,110            --            1,784,476
      Allowance for doubtful accounts               547,999               270,902            --              818,901

(1) Represents the accumulated amortization of goodwill, deferred acquisition costs, license fees, certain development costs and advances on non-competition agreements.

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

  DIRECTORS AND                                                                       DIRECTOR
EXECUTIVE OFFICERS      AGE     POSITIONS                                              SINCE
------------------      ---     ---------                                             --------
John L. Macdonald       56      President, Chief Executive Officer & Director           1986
Thaddeus J. Lelek       50      Vice President & Director                               1997
Wilfred J. Kimball      60      Vice President & Director                               1997
Frank A. Musto          42      Vice President, Chief Financial Officer & Director      1997
Walter M. Tarpley       54      Vice President
John T. White           68      Vice President & General Counsel
Michael J. Molina       47      Vice President - Tax and Audit & Secretary
Linda L. Sato           38      Vice President & Treasurer
Sean D. Macdonald       28      Vice President
Roger C. Kahn           47      Director                                                1997
Jerry L. Weinstein      63      Director                                                1997
Thomas F. Kennedy       56      Director                                                1999

      JOHN L. MACDONALD founded the Company in April, 1986, and has served as the President, Chief Executive Officer and a director of the Company throughout its history. Mr. Macdonald also co-founded Gill and Duffus Chemical, Inc., in 1978 and served as its President and Chief Executive Officer until the conclusion of a leveraged buyout in 1983, in which Gill and Duffus Chemical, Inc., merged with the Steuber Company, Inc. Mr. Macdonald received a B.A. from Colorado College and has more than 29 years experience in the chemical industry.

      THADDEUS J. LELEK has been with the Company since its formation in 1986, serving in a variety of senior marketing positions. In 1986, he was elected Vice President of JLM

    Marketing. Mr. Lelek has more than 28 years of experience in the chemical industry. Mr. Lelek is principally responsible for formulating and implementing the Company's marketing strategies and programs for North American sales. From 1983 to 1986, Mr. Lelek was also responsible for marketing in North America for Steuber Company, Inc., and from 1980 to 1983, Mr. Lelek headed up the national sales effort for distribution for Gill and Duffus Chemicals, Inc. Mr. Lelek was also employed in various capacities, including National Sales Manager for certain products, for Gulf Oil Chemicals, Inc., from 1970 to 1979. Mr. Lelek graduated with a B.S. in Chemical Engineering from Worchester Polytechnic Institute.

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

      WALTER M. TARPLEY started with JLM in January 1999 as President of the Company's North American Division and Vice President of JLM Industries, Inc. Prior to joining JLM, Mr. Tarpley served as Vice President and General Manager of Ashland Chemical Company's Industrial Chemicals & Solvents Division, the United States' largest distributor of performance chemicals and additives. Mr. Tarpley served 26 years with Unocal Chemicals in various General Management positions and joined Ashland in 1993 in a merger of these firms. Upon joining Ashland, Mr. Tarpley was named Business Director for the IC&S Divisions Coatings, Adhesives and Inks business. In this capacity, Mr. Tarpley also managed the Divisions' International Group and Technical Services Laboratories. Mr. Tarpley received a B.S. in Marine Biology from the University of Miami.

      JOHN T. WHITE has served as Vice President and General Counsel of the Company since 1990. Mr. White is the Company's chief legal officer and is principally responsible for the legal affairs of the Company and its consolidated subsidiaries. From 1987 to 1989, Mr. White was Senior Vice President for Paribas Corporation, a North American investment banking firm. From 1970 to 1987, Mr. White was partner with the New York City law firm of Wender, Murase and White. From 1962 to 1970, Mr. White was a partner in the international law firm of Baker & McKenzie, resident in the firm's New York City office. Mr. White received a bachelor's degree from Harvard College, a Juris Doctorate from Columbia University and an L.L.M. from New York University.

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

      SEAN D. MACDONALD joined the Company in May 1994. Mr. Macdonald worked as a sales representative in the Company's Southwest region until January 1997. In January 1997, Mr. Macdonald was relocated to the Company's Dutch subsidiary, JLM Industries (Europe) B.V. in the olefins trading group. In November 1997, Mr. Macdonald was appointed Managing Director of JLM Industries (Europe) B.V. in order to facilitate the integration of the Tolson acquisition. Mr. Macdonald was transferred to the Company's Singapore operation, JLM Chemicals (Asia) Pte. Ltd. in November 1998. In April 1999, Mr. Macdonald was appointed Vice President International and transferred to the Company's headquarters in Tampa. Mr. Macdonald received a B.A. in political science and a minor in international marketing from the University of Tampa.

      ROGER C. KAHN has been a Managing Director of Gruntal & Co., L.L.C. in investment banking February 1999. Prior to joining Gruntal & Co., L.L.C., Mr. Kahn was Managing Director of Oppenheimer & Co, Inc. in investment banking from 1989 to 1998 and was in charge of the Industrial Products Group.

      JERRY L. WEINSTEIN served as Vice President of Owens Corning Specialty & Foam Products Division since 1994. From 1980 until 1994, Mr. Weinstein was President and Chief Executive Officer of UC Industries, Inc., an independent manufacturer of plastic products for the building materials industry.

      THOMAS F. KENNEDY joined the Board of Directors of the Company in January 1999. Prior to joining the Board, Mr. Kennedy served as President and Chief Executive Officer of Hoechst Celanese ("Hoechst") from January 1996 until his retirement in March 1998. Mr. Kennedy joined Hoechst in 1966 and held various sales and marketing positions with the company including Vice President and General Manager of the Filter Products Division of Celanese Fibers Operations. Mr. Kennedy became Executive Vice President of Celanese Chemical Company in 1986 and President of Hoechst Celanese Chemical Group in 1989, which included responsibility for overseeing the Textile Fibers, Technical Fibers Polyester Resins and Films and Specialty Chemicals groups.;

      Sean D. Macdonald is the son of the Company's President and Chief Executive Officer, John L. Macdonald. None of the other executive officers or directors are related to one another. Executive officers are elected by and serve at the discretion of the Board of Directors.

      Directors Compensation - Through October 21, 1998, Directors who were not employees of the Company receive an annual retainer of $10,000 and an automatic grant of options to purchase 1,000 shares of Common Stock upon their initial election and upon each reelection to the Board in accordance with the Company's Non-Employee Directors' Stock Plan. Effective October 22, 1998, the Board of Directors amended the plan, subject to shareholder approval, to provide for an increase in the number of options granted under the plan to non-employee Directors to 2,500 options upon initial election to the Board and will receive 5,000 upon their reelection to the Board.

      To the Company's knowledge, based solely on a review of the forms, reports and certificates filed with the Company by the Company's directors and officers and the holders of more than 10% of the Company's Common Stock, all
    Section 16(a) filing requirements were complied with by such persons in fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION:

      The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the years ended December 31, 1996, 1997 and 1998 for each of the named executive officers (as defined under applicable Securities and Exchange Commission Rules) of the Company (the "Named Executive Officers"):

                                                ANNUAL COMPENSATION                 LONG-TERM COMPENSATION AWARDS
                                            -----------------------    ---------------------------------------------------------
       NAME                                                              RESTRICTED
       AND                                                                 STOCK                                   ALL OTHER
    POSITION                    YEAR         SALARY($)      BONUS($)     AWARDS($)(2)          OPTIONS (#)     COMPENSATION($)(1)
John L. Macdonald               1998        $410,769       $180,000            --                  --              $ 23,271
President & CEO                 1997         401,541        200,000            --               125,000              17,056
                                1996         168,486        250,000            --                  --                 9,486

Thaddeus J. Lelek               1998         138,634         22,500            --                  --                13,588
Vice President                  1997         129,803         12,500         150,000              30,000               3,588
                                1996         108,333         10,000            --                  --                  --

Wilfred  J. Kimball             1998         136,437         20,000            --                  --                12,694
Vice President                  1997         136,437         22,000          20,000              30,000              15,266
                                1996         135,483         15,000            --                  --                39,141

Frank A. Musto                  1998         128,365         25,000            --                  --                12,400
Vice President & CFO            1997         121,274         27,000         150,000              30,000              15,841
                                1996          91,683         26,000            --                  --                 9,500


John T. White                   1998         123,759         11,000            --                 5,000              16,861
Vice President &                1997         114,462         27,500            --                15,000              11,888
General Counsel                 1996         113,866         27,500            --                  --                  --

-----------
(1) Amounts in 1998, for Mr. Macdonald consists of $10,000 contributed to the Company's Defined Contribution Plan, $6,580 for a car allowance and $5,185 which is the dollar value, on a term loan, of the benefit to Mr. Macdonald of the $248,941 premium paid by the Company during 1998 for a split-dollar life insurance plan covering Mr. Macdonald and his wife. Under the terms of the split dollar life insurance agreement, the Company has the right to recover all of the premiums paid by the Company under the agreement. Amount in 1998 for Mr. Lelek consists of the amounts contributed by the Company to the Company's Defined Contribution Plan $10,000 and $3,558 for car allowance. Amount for Mr. White in 1998, consists of a car allowance of $8,359 and $8,502 that was contributed by the Company to the Company's Defined Contribution Plan. Amount for Mr. Kimball 1998 consists of $3,000 car allowance and $9,694 contributed by the Company to the Company's Deferred Plan. Amount for Mr. Musto in 1998 consists of $2,400 of car allowance and $10,000 contributed by the Company to the Company's Defined Contribution Plan.

(2) The aggregate restricted stock holdings and value of such holdings at December 31, 1998 for Mr. Lelek were 13,950 shares and $71,494, respectively, for Mr. Kimball were 1,860 shares and $3,953, respectively, and for Mr. Musto were 13,950 shares and $71,494, respectively. The shares of restricted stock are subject to a substantial risk of forfeiture which lapses as to one-quarter of the shares each January 1st, commencing on January 1, 1998. Dividends on all restricted shares issued to the named executive officers are paid at the same rate as paid to all stockholders. The Company currently intends to retain all future earnings for the development of its business and does not anticipate paying cash dividends for the foreseeable future.

   The following table summarizes certain information concerning stock options granted during fiscal year 1998 to the Named Executive Officers:

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                                                                      ANNUAL RATES OF
                                                                                                  STOCK PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                              FOR OPTION TERM
--------------------------------------------------------------------------------------------------------------------------
                                          % OF TOTAL
                                      OPTIONS GRANTED TO
                          OPTIONS        EMPLOYEES IN        EXERCISE OR BASE PRICE    EXPIRATION
             NAME        GRANTED(#)      FISCAL YEAR                ($/SHARE)             DATE       5% ($)       10% ($)
             ----        ----------      -----------                ---------             ----       ------       -------
        John T. White      5,000             83%                       10.5             10/31/08     14,505       32,052

      No other Named Executive Officer received stock options during 1998.

      The following table provides information regarding the exercise of stock options during fiscal year 1998 and stock options held as of the end of fiscal year 1998 by the Named Executive Officers:

                           AGGREGATED OPTION EXERCISE
                        AND YEAR END OPTIONS VALUE TABLE

                                                                                   VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                                         AT FISCAL YEAR END         AT FISCAL YEAR END (1)
                    SHARES ACQUIRED    VALUE       ----------------------------   --------------------------
   NAME               ON EXERCISE    REALIZED($)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
   ----             ---------------  -----------   -----------    -------------   -----------    -------------
John L. Macdonald       0               $0            41,667          83,333           $0              $0
Thaddeus J. Lelek       0                0            10,000          20,000            0               0
Wilfred J. Kimball      0                0            10,000          20,000            0               0
  Frank A. Musto        0                0            10,000          20,000            0               0
  John T. White         0                0             5,000          20,000            0               0

(1) This represents the amount by which the fair market value of the Company's Common Stock of $5.125 per share as of December 31, 1998 exceeded the exercise price of the options held by the Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 20, 1999 for
    (i) each person known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all officers and directors as a group. The persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them. For the purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such persons has the right to acquire within 60 days after such date.

                                               NUMBER             PERCENT
                                            BENEFICIALLY            OF
    NAME OF BENEFICIAL OWNER                  OWNED (1)            CLASS
    ------------------------               -------------          -------
    John L. Macdonald (1)                  4,305,614(2)            64.3
    Maxwell Stolzberg (1)                  4,096,608(2)            61.2
    Thaddeus J. Lelek                         23,900(3)             *
    Wilfred J. Kimball                        12,520(3)             *
    Frank A. Musto                            23,150(3)             *
    Walter M. Tarpley                         47,200                *
    John T. White                              6,000(4)             *
    Roger C. Kahn                              1,000(5)             *
    J. Robert Mehall                            --                  *

    Jerry L. Weinstein                         1,000(5)             *
    Thomas F. Kennedy                           --                  *
    All Directors, Nominees, for
    Directors and Executive Officers
    As a Group (11 persons)                4,420,384               66.0

*Less than one percent ownership

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which person has or shares voting power and/or investment power. Except as otherwise indicated, all shares are held of record with sole voting and investment power.

(2) Of the shares shown for Mr. Macdonald and Mr. Stolzberg, as Trustee, 4,096,608 shares are held of record by an Irrevocable Trust of which Mr. Stolzberg is Trustee and Mr. Macdonald is the grantor and sole beneficiary. Under terms of the Irrevocable Trust, Mr. Stolzberg, as Trustee, has the full and exclusive right and power to vote and dispose of all shares of the Common Stock held by the Irrevocable Trust. However, as a result of Mr. Macdonald's right to terminate the Irrevocable Trust by providing written notice at certain specified times and acquire beneficial ownership of the shares of Common Stock held by the Irrevocable Trust, Mr. Macdonald and the Trustee may be deemed to share voting and investment control with respect to the shares of Common Stock held by the Irrevocable Trust. For Mr. Macdonald, the number of shares include 167,040 shares of Common Stock held by two irrevocable trusts created for the benefit of Mr. Macdonald's children for which Mr. Macdonald disclaims beneficial ownership. Additionally, Mr. Macdonald's shares include 41,666 shares deemed to be beneficially owned by Mr. Macdonald by virtue of certain stock options that are currently exercisable.

(3) For each of Messrs. Lelek, Kimball and Musto, the number of shares shown includes 10,000 shares deemed to be beneficially owned by each such officer by virtue of certain stock options that are currently exercisable. For Mr. Lelek, Kimball and Musto, the number also includes 12,900, 1,720 and 12,900 shares, respectively, related to the vesting of restricted shares. Additionally, the number includes for Mr. Lelek, Kimball and Musto 1,000, 800 and 250 shares, respectively, that each owns personally.

(4) The number of shares shown includes 5,000 shares deemed to be beneficially owned by Mr. White by virtue of certain stock options that are currently exercisable. Additionally, the number includes 1,000 shares that Mr. White owns personally.

(5) For each of Messrs. Kahn and Weinstein, the number of shares shown includes 1,000 shares deemed to be beneficially owned by them by virtue of certain stock options that are currently exercisable.

(6) The number of shares shown includes, in addition to the options held by the officers and Directors named in the table, an additional 10,000 shares deemed to be beneficially owned by two other executive officers not shown in the table that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

           The Company's Spanish distributor is Chemical Trading, S.L. ("CTSL"), which is owned 100.0% by Eduardo Delgadillo, a stockholder of the Company. The Company and CTSL have an arrangement pursuant to which the Company pays CTSL's operating expenses. The Company treats the difference between such payments and the amount of commissions and other amounts due to CTSL as a loan. Under such arrangement CTSL was indebted to the Company for approximately $905,000 as of December 31, 1998. Such indebtedness is carried on an open account basis. Effective October 1, 1998, $500,000 owed by CTSL was repaid without interest through the sale to JLM at fair market value of 90,909 shares of common stock owned by CTSL owner. As of December 31, 1998, Mr. Delgadillo was the beneficial owner of 1.8% of the Company's outstanding Common Stock.

           In 1997, the Company entered into an agreement for sale and purchase of common stock held the majority stockholder of JLM and an unrelated third party to purchase for a total purchase price of approximately $1.25 million all of the issued and outstanding shares of Aurora, a Texas corporation. Under the terms of the agreement, the Company purchased from JLM's majority stockholder his ownership interest in Aurora for a $1.0 million promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum. The other shareholder received consideration of $250,000 for the purchase of his ownership interest of which $150,000 was paid at closing in cash and the remaining $100,000 was to be paid by a three year promissory note which bore interest at the prime rate and was payable in three equal annual installments. During 1998, the Company discounted the promissory note and paid the entire outstanding balance to the shareholder.

      In 1997, the Company entered into an agreement for sale and purchase of common stock with the majority stockholder of JLM to purchase for a total purchase price of $500,000 all of the issued and outstanding shares of Phoenix, a Connecticut corporation. Under the terms of the agreement, the Company purchased this ownership interest in Phoenix for $500,000, of which $250,000 was offset against advances owed to the Company by JLM's majority stockholder and $250,000 paid by means of a promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum.

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

    2. The following Consolidated Financial Statement Schedule and reports are included herein:

       VIII - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997 and 1998

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

    3. Exhibits Filed Herewith:

        23 Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

        27        Financial Data Schedule for the year ended December 31, 1998

    4. Exhibits incorporated herein by reference as each exhibit was filed with the Company's Registration Statement on Form S-1 (No. 333-27843) filed with the SEC on July 21, 1997:

        3.1       Articles of Incorporation, as amended
        3.2*      Form of Amended and Restated Articles of Incorporation
        3.3       Bylaws
        3.4*      Form of Amended and Restated Bylaws
        4*        Form of Common Stock Certificate
        10.1      Authorized Distributor Agreement between GE Petrochemicals,
                  Inc. and JLM Marketing, Inc. for Styrene
        10.2**    Memorandum of Agreement between Sasol Chemical Industries
                  (PTY) Ltd. and JLM Marketing, Inc. for N-Propanol
        10.3**    Memorandum of Agreement between Sasol Chemical Industries
                  (PTY) Ltd. and JLM Marketing, Inc. for Acetone
        10.4**    Memorandum of Agreement between Sasol Chemical Industries
                  (PTY) Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone
        10.5**    Acetone Sales Agreement between Mt. Vernon Phenol Plant
                  Partnership, JLM Marketing, Inc. and JLM Industries, Inc.
        10.6      Asset Purchase Agreement by and among BTL Specialty Resins
                  Corp. and JLM Chemicals, Inc. providing for the acquisition of the Blue Island (Illinois) Phenol Plant, as amended
        10.7      Propane/Propylene Agreement between Clark Oil & Refining
                  Corporation and BTL Specialty Resins Corp.
        10.8      Q-Max Process License Agreement between BTL Specialty Resins
                  Corp. and UOP
        10.9      Credit Agreement among JLM Chemicals, Inc., The
                  CITGroup/Equipment Financing, Inc. and The CIT Group/Business
                  Credit, Inc., as amended
        10.10     Security Agreement by JLM Chemicals, Inc. in favor of the
                  Lenders and The CIT Group/Equipment Financing, Inc.
        10.11     Pledge Agreement by JLM Industries, Inc. in favor of the
                  Lenders and The CIT Group/Equipment Financing, Inc.
        10.12     Mortgage, Assignment of Leases and Rents and Security
                  Agreement from JLM Chemicals, Inc. to The CIT Group/Equipment
                  Financing, Inc., as corrected and modified
        10.13     Partnership Agreement of Mt. Vernon Phenol Plant Partnership
        10.14     Intercreditor Agreement between JLM Marketing, Inc., JLM
                  Industries, Inc., JLM Terminals, Inc., JLM International,
                  Olefins Marketing, Inc., State Street Bank and Trust Company,
                  Caisse Nationale De Credit Agricole and Standard Chartered
                  Bank New York Branch
        10.15     Master Promissory Note by JLM International, Inc. and Olefins
                  Marketing, Inc. in favor of Caisse Nationale De Credit
                  Agricole
        10.16     Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale
                  De Credit Agricole, New York Branch

        10.17 Security Agreement between Olefins Marketing, Inc. and Caisse Nationale De Credit Agricole, New York Branch
        10.18 Security Agreement between JLM International, Inc. and Caisse Nationale De Credit Agricole, New York Branch
        10.19 Amended and Restated Credit Agreement among JLM Industries, Inc., JLM Marketing, Inc., JLM Terminals, Inc., JLM International Inc., Olefins Marketing, Inc., John L. Macdonald and State Street Bank and Trust Company, as amended
        10.20 Facility Letter between Standard Chartered Bank and Olefins Marketing
        10.21     Security Agreement by Olefins Marketing to Standard Chartered
                  Bank
        10.22 Security Agreement by JLM International, Inc. to Standard Chartered Bank
        10.23 Continuing Guaranty by JLM International, Inc. and Olefins Marketing Corp. in favor of Standard Chartered Bank
        10.24     Facility letter between Generale Bank and JLM Industries
        10.25     Corporate Guarantee by JLM Industries, Inc. to Generale Bank
        10.26 Agreement by and among Union Carbide Corporation, D-S Splitter, Inc., JLM Industries, Inc. and Olefins Terminal Corporation
        10.27 Pledge and Security Agreement by JLM Industries, Inc. to Ultramar Diamond Shamrock Corporation
        10.28 Management, Operating and Stockholders Agreement of Olefins Terminal Corporation between D-S Splitter, Inc., Ultramar Diamond Shamrock Corporation, JLM Industries, Inc., Olefins Marketing, Inc. and Olefins Terminal Corporation
        10.29 Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat
        10.30     Agreement for Sale and Purchase of Common Stock between John
                  L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc.
        10.31     Agreement for Sale and Purchase of Common Stock between John
                  L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc.
        10.32     Form of Indemnification Agreement for Officers and Directors
        10.33     Form of 1997 Employee Stock Purchase Plan
        10.34     Form of Long Term Incentive Plan
        10.35     Form of Non-employee Directors' Plan
        10.36 Assignment and Assumption Agreement between Ashland Chemical, Inc. and JLM Terminals, Inc.
        10.37 Asset Purchase Agreement between Union Oil Company of California and Ashland Chemical, Inc.
        10.38 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997.

        10.39 Final Form of Indemnification Agreements effective as of July 29, 1997 (except for Walter M. Tarpley whose effective date was January 1, 1999) by and between the following officers and/or Directors of JLM Industries, Inc.:

               -----------------------------------------------------------------
                         NAME                         DATE SIGNED
               -----------------------------------------------------------------
               John L. Macdonald                     January 7, 1999
               -----------------------------------------------------------------
               Thaddeus  J. Lelek                   January 11, 1999
               -----------------------------------------------------------------
               Wilfred J. Kimball                    January 7, 1999
               -----------------------------------------------------------------
               Frank A. Musto                        January 7, 1999
               -----------------------------------------------------------------
               John T. White                        January 11, 1999
               -----------------------------------------------------------------
               Michael J. Molina                     January 7, 1999
               -----------------------------------------------------------------
               Linda Sato                            January 7, 1999
               -----------------------------------------------------------------
               Sean D. Macdonald                     January 7, 1999
               -----------------------------------------------------------------
               Roger C. Kahn                        January 24, 1999
               -----------------------------------------------------------------
               Jerry L. Weinstein                   January 20, 1999
               -----------------------------------------------------------------
               Walter M. Tarpley                    January 13, 1999
               -----------------------------------------------------------------
         ** Confidential treatment has been requested with respect to portions of this Exhibit.

      (a) During the fourth quarter of 1998, the Company did not file any report on Form 8-K.

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

      SIGNATURE                             TITLE                             DATE
      ---------                             -----                             ----
/s/ JOHN L. MACDONALD       President, Chief Executive Officer and      March 30, 1999
-----------------------     Director (Principal Executive Officer)
John L. Macdonald

/s/ FRANK A. MUSTO          Chief Financial Officer, Vice President     March 30, 1999
-----------------------     and Director (Principal Financial Officer
Frank A. Musto              and Principal Accounting Officer)

/s/ THADDEUS J. LELEK       Vice President and Director                 March 30, 1999
-----------------------
Thaddeus J. Lelek

/s/ WILFRED J. KIMBALL      Vice President and Director                 March 30, 1999
-----------------------
Wilfred J. Kimball

/s/ JERRY L. WEINSTEIN      Director                                    March 30, 1999
-----------------------
Jerry L. Weinstein

/s/ ROGER C. KAHN           Director                                    March 30, 1999
-----------------------
Roger C. Kahn

/s/ THOMAS F. KENNEDY       Director                                    March 30, 1999
-----------------------
Thomas F. Kennedy

                                       65