Form 10-Q
period 1999-03-31
JLM INDUSTRIES INC
filed 1999-05-14
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                          Commission File No. 000-22687



                              JLM INDUSTRIES, INC.
             -------------------------------------------------------
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


        CLASS                                       OUTSTANDING AT MAY 14, 1999
-----------------------                             ---------------------------
Common stock, par value                                        6,667,275
     $.01 per share

                              JLM INDUSTRIES, INC.

                                      INDEX
                                                                       PAGE
PART I   FINANCIAL INFORMATION                                        NUMBER
------   ---------------------                                        ------

Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1998 and
               March 31, 1999 (unaudited)                                3

         Unaudited Consolidated Statements of Income (Loss) and
               Comprehensive Income (Loss) for the Three Months
               Ended March 31, 1998 and 1999                             4

         Unaudited Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1998 and 1999        5

         Notes to Consolidated Financial Statements                      6

Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            11

Item 3   Quantitative and Qualitative Disclosures about
               Market Risk                                              16

PART II           OTHER INFORMATION
-------           -----------------

Item 1   Legal Proceedings                                              18

Item 2   Changes in Securities and Use of Proceeds                      18

Item 3   Defaults Upon Senior Securities                                18

Item 4   Submission of Matters to a Vote of Security Holders            18

Item 5   Other Information                                              18

Item 6   Exhibits and Reports on Form 8-K                               18

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                 DECEMBER 31, 1998     MARCH 31, 1999
                                                                       -----------------     --------------
                                                                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                $   2,480,566     $   1,584,460
  Accounts Receivable:
    Trade                                                                     29,703,639        28,821,264
    Other                                                                      5,374,933         5,960,745
  Inventories                                                                 16,100,357        15,307,983
  Prepaid expenses and other current assets                                    2,606,308         5,060,811
  Income tax receivable                                                          459,736         1,299,702
                                                                           -------------     -------------
          Total current assets                                                56,725,539        58,034,965
  Other investments                                                            3,194,259         2,286,684
  Property and equipment, net                                                 28,384,989        27,946,115
  Goodwill and other intangibles                                              11,981,624        11,754,223
  Other assets                                                                 2,978,878         2,987,229
                                                                           -------------     -------------

          Total assets                                                     $ 103,265,289     $ 103,009,216
                                                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                    $  37,804,598     $  33,787,142
  Current portion of long-term debt                                            1,872,483         1,592,473
  Loans payable                                                                  451,742           873,000
  Deferred revenue                                                                    --           360,000
                                                                           -------------     -------------
          Total current liabilities                                           40,128,823        36,612,615
  Long-term debt less current portion                                         14,723,646        14,568,298
  Deferred income taxes                                                        5,517,407         6,112,472
  Minority interest                                                              255,867           359,152
  Deferred revenue                                                                    --         3,784,778
  Other liabilities                                                                1,958             4,287
                                                                           -------------     -------------
          Total liabilities                                                   60,627,701        61,441,602
Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
      0 shares issued and outstanding                                                 --                --
    Common stock - $.01 par value. Authorized
     30,000,000 shares; 7,118,811 and 7,140,561 shares
     issued, respectively                                                         71,188            71,406
    Additional paid-in capital                                                21,330,709        21,497,991
    Retained earnings                                                         23,424,747        22,568,112
    Foreign currency translation adjustment                                      128,871          (107,407)
                                                                           -------------     -------------
                                                                              44,955,515        44,030,102
    Less treasury stock at cost - 424,199 and
     48,336 shares, respectively                                              (2,317,927)       (2,462,488)
                                                                           -------------     -------------
          Total stockholders' equity                                          42,637,588        41,567,614
                                                                           -------------     -------------
          Total liabilities and stockholders' equity                       $ 103,265,289     $ 103,009,216
                                                                           =============     =============

  See notes to consolidated financial statements.

                      JLM INDUSTRIES,INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
                                                                         1998            1999
                                                                    -------------     -------------
Revenues                                                             $ 58,565,101      $ 65,837,540
Cost of sales                                                          50,631,222        60,564,887
                                                                     ------------      ------------
    Gross profit                                                        7,933,879         5,272,653
Selling, general and administrative expenses                            4,357,858         5,613,262
                                                                     ------------      ------------
Operating income (loss)                                                 3,576,021          (340,609)
Interest expense - net                                                   (204,275)         (432,789)
Other income (expense) - net                                              131,581          (274,915)
Foreign currency exchange gain (loss) - net                                10,973            (8,019)
                                                                     ------------      ------------
Income (loss) before minority interest and income taxes                 3,514,300        (1,056,332)
Minority interest in income of subsidiaries                                    --          (103,285)
                                                                     ------------      ------------
Income (loss) from continuing operations before income
  taxes and discontinued operations                                     3,514,300        (1,159,617)
                                                                     ------------      ------------
Income tax provision (benefit):
  Current                                                               1,244,223          (678,973)
  Deferred                                                                356,580           375,990
                                                                     ------------      ------------
    Total income tax provision (benefit)                                1,600,803          (302,983)
                                                                     ------------      ------------

Income (loss) from continuing operations before
  discontinued operations                                               1,913,497          (856,634)
Loss from operation of discontinued operations, net
  of tax benefit of $5,873                                                 (8,810)               --
                                                                     ------------      ------------
Net income (loss)                                                       1,904,687          (856,634)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments, net of tax (expense)
  benefit of $(349) and $157,519, respectively                                523          (236,278)
                                                                     ------------      ------------
Comprehensive income (loss)                                          $  1,905,210      $ (1,092,912)
                                                                     ============      ============
Basic income (loss) per share:
  Income (loss) from continuing operations before
    discontinued operations                                          $       0.27      $      (0.13)
  Discontinued operations                                                      --                --
                                                                     ------------      ------------

  Net income (loss) per share                                        $       0.27      $      (0.13)
                                                                     ============      ============

Diluted income (loss) per share:
  Income (loss) from continuing operations before
    discontinued operations                                          $       0.27      $      (0.13)
  Discontinued operations                                                      --                --
                                                                     ------------      ------------
  Net income (loss) per share                                        $       0.27      $      (0.13)
                                                                     ============      ============
Weighted average number of shares outstanding used for:
  Basic income (loss) per share                                         7,106,080         6,694,612
  Diluted income (loss) per share                                       7,129,700         6,741,544

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          1998             1999
                                                                    -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  1,904,687      $    (856,634)
                                                                     ------------      -------------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Deferred income taxes                                                356,580           595,065
     Minority interest in income of subsidiaries                               --           103,285

     Depreciation and amortization                                        765,417           955,272
     Loss from partnerships                                                12,000            12,000
     Loss from sale of assets                                                  --           336,008
     Allowance for doubtful accounts                                       97,903            18,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                        (602,672)          878,563
       (Increase) decrease in inventories                              (2,824,552)          792,374
       Increase in prepaid expenses and other current                    (146,744)       (2,468,183)
         assets
       Increase in other assets                                          (223,995)           (8,351)
       Decrease in accounts payable and accrued expenses               (6,314,316)       (3,849,956)
       Increase in income taxes payable                                 1,297,154                --
       Increase in income taxes receivable                                     --          (839,966)
       Increase in deferred revenue                                            --         4,144,778
       (Decrease) increase in other liabilities                          (219,609)            2,329
                                                                     ------------      ------------
        Net cash used in operating activities                          (5,898,147)         (185,416)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets held for sale                           15,871                --
     Capital expenditures                                                (347,166)         (223,632)
     Other investments                                                 (7,548,504)          (40,433)
                                                                     ------------      ------------
        Net cash used in investing activities                          (7,879,799)         (264,065)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from loans payable                                    7,119,127           421,258
     Proceeds from long-term debt                                       7,500,000                --

     Repayments of long-term debt                                        (240,459)         (487,044)

     Purchase of treasury shares                                               --          (144,561)
     Proceeds from sale of common stock                                    18,191                --
                                                                     ------------      ------------
        Net cash provided by (used in) financing activities            14,396,859          (210,347)
     Effect of foreign exchange rates on cash                                 523          (236,278)
                                                                     ------------      ------------

        Net increase (decrease) in cash and cash equivalents              619,436          (896,106)
  Cash and cash equivalents, beginning of period                        5,214,197         2,480,566
                                                                     ------------      ------------
  Cash and cash equivalents, end of period                           $  5,833,633      $  1,584,460
                                                                     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                                    $     207,049      $    211,230
                                                                    =============      ============
        Income taxes                                                $      96,106      $         --
                                                                    =============      ============
  Non-cash investing activities:
       Capital lease obligations                                    $          --      $     51,686
                                                                    =============      ============
  Non-cash financing activities:
       Issuance of restricted stock                                 $          --      $    167,500
                                                                    =============      ============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

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

NOTE 2            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. In the first quarter of 1998, the Company's cost of sales was adjusted to reflect a proportionate share of the estimated LIFO supplement. During the first quarter of 1999, no adjustment was made to the LIFO supplement as the LIFO supplement is estimated to remain relatively constant during 1999. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Form 10-K dated March 30, 1999.

NOTE 3            EARNINGS PER SHARE DATA

         The Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standard ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 requires that "basic" and "diluted" earnings per share replace the primary and fully diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share that includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented conform to SFAS No. 128.

         In conjunction with the initial public offering, the Company issued 436,500 options to employees of the Company at an exercise price of $10 per share under its Long-Term Incentive Plan ("LTIP"). During 1998 and 1999, the Company granted 6,000 and 100,000 options, respectively, under the LTIP to employees of JLM. The options granted in 1998 have an exercise price of between $10.50 and $11.00 while the options granted in 1999 have an exercise price of $5.00. Additionally, on January 1, 1999, the Company issued 40,000 shares of restricted stock to an officer of the Company of which 10,000 options were immediately vested and the other 30,000 vest ratably over three years (see Note
6). As of March 31, 1998 and 1999, there were 381,500 and 534,300, respectively, of such options and restricted stock outstanding due to employee turnover. The impact of the dilutive effect of the options included in the calculation of diluted weighted average shares outstanding that was due to the impact of the average market price being in excess of the exercise price is illustrated below for the three months ended March 31:


                                                     1998          1999
                                                     ----          ----
Basic weighted shares outstanding                 7,106,080      6,694,612
Dilutive effect of outstanding options               23,620         46,932
Diluted weighted shares outstanding               7,129,700      6,741,544

NOTE 4           INCOME TAXES

         The provision (benefit) for income taxes for the three months ended March 31, 1998 and 1999 is calculated using the estimated annual income tax rates based on projected annualized income.

NOTE 5           COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that consolidated financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that consolidated financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a consolidated statement of financial position. The Company has adopted SFAS No. 30 in the accompanying consolidated financial statements of income (loss) and comprehensive income (loss).

NOTE 6           SIGNIFICANT EVENTS

         Effective January 1, 1999, the Company granted 100,000 options under the LTIP to the employees of JLM at an exercise price of $5.00 per share. These options vest ratably over a three-year period. In addition, on January 1, 1999, the Company issued 40,000 shares of restricted stock to an officer of the Company of which 10,000 shares are vested immediately and the remaining portion vests ratably over a three-year period.

         During March 1999, the Company entered into an agreement with a customer to supply certain of its products over an extended period. As part of this agreement, the customer has agreed to partially prepay for the product and the Company has agreed to apply such partial prepayment to future sales of such product based on the then current market price. Should the Company default on the contract, all such unapplied prepayments shall be returned to the customer. The prepayment is included in deferred revenue in the accompanying unaudited consolidated balance sheet.

         During 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to 500,000 shares of its common stock. During the three months ended March 31, 1999, the Company purchased 21,200 shares of its common stock for approximately $108,500.

NOTE 7           SEGMENT DATA

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

         JLM's business consists of a manufacturing and a marketing segment. JLM's manufacturing segment includes the operations of JLM Chemicals, Inc. and the sale of acetone manufactured at the Mt. Vernon Phenol Plant. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The marketing segment also includes an assumed allocation of revenues, costs of goods sold and expenses associated with the sale of products sourced from the Mt. Vernon Phenol Plant, which allocation is determined on a basis consistent with the commission for sale of products manufactured at JLM Chemicals, Inc.

         The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the quarters ended March 31:

INDUSTRY SEGMENT                                     1998                 1999
                                                -------------      -------------
Revenues:
  Marketing                                     $  42,246,326      $  56,988,201
  Manufacturing                                    16,318,775          8,849,339
                                                -------------      -------------
                                                $  58,565,101      $  65,837,540
                                                =============      =============
Operating Income (Loss):
  Marketing                                     $     632,572      $    (154,568)
  Manufacturing                                     3,552,127            359,167
  Corporate                                          (608,678)          (545,208)
                                                -------------      -------------
                                                $   3,576,021      $    (340,609)
                                                =============      =============
Capital Expenditures:
  Marketing                                     $     238,017      $     222,279
  Manufacturing                                       109,149              1,353
  Corporate                                                --                 --
                                                -------------      -------------
                                                $     347,166      $     223,632
                                                =============      =============
Depreciation and Amortization:
  Marketing                                     $     197,432      $     476,808
  Manufacturing                                       454,267            423,703
  Corporate                                           113,718             54,761
                                                -------------      -------------
                                                $     765,417      $     955,272
                                                 ============      =============
Identifiable Assets:
  Marketing                                     $  42,602,132      $  68,798,698
  Manufacturing                                    31,000,776         24,579,212
  Corporate                                        21,379,541          9,631,306
                                                -------------      -------------
                                                $  94,982,449      $ 103,009,216
                                                =============      =============
GEOGRAPHIC LOCATION

Revenues:
  United States                                 $  47,995,976      $  34,694,942
  Venezuela                                         2,908,120          1,465,885
  Holland                                           6,427,000         12,764,032
  Singapore                                                --         13,955,868
  Other nations                                     1,234,005          2,956,813
                                                -------------      -------------
                                                $  58,565,101      $  65,837,540
                                                =============      =============

  Operating Income (Loss):
    United States                              $  4,282,046       $    (79,718)
    Venezuela                                       (33,413)           (55,748)
    Holland                                        (157,777)          (177,577)
    Singapore                                             -            113,598
    Other nations                                    93,843            404,044
    Corporate                                      (608,678)          (545,208)
                                               ------------       -------------
                                               $  3,576,021       $    (340,609)
                                               ============       =============
  Identifiable Assets:
    United States                              $ 86,220,354       $  76,527,638
    Venezuela                                     1,834,660             878,956
    Holland                                       5,905,673           9,613,913
    Singapore                                             -          11,011,447
    Other nations                                 1,021,762           4,977,262
                                               ------------       -------------
                                                $94,982,449       $ 103,009,216
                                               ============       =============

NOTE 8                     SUBSEQUENT EVENTS

         In April 1999, the Company settled a 1997 contract dispute for $500,000. The item is included in costs of sales in the accompanying unaudited consolidated statements of income (loss) and comprehensive income (loss). In addition, the Company sold an investment real estate property for approximately $600,000 cash. The sale of the property generated a loss of approximately $336,000 that is included in other income (expense) - net in the accompanying unaudited consolidated statements of income (loss) and comprehensive income
(loss).
                              *********************

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

         JLM is a leading marketer and distributor and a manufacturer of certain commodity chemicals, principally acetone and phenol. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. The Company's business consists of a manufacturing and marketing segment. The Company's manufacturing segment includes the operations of its Blue Island, Illinois Plant and the sale of acetone manufactured at the Mt. Vernon Phenol Plant.

         Within the Company's manufacturing segment, the Blue Island phenol/acetone Plant continued to operate at full capacity during the three months ended March 31, 1999.

         The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Effective April 1, 1998, the Company expanded its marketing segment through the acquisition of all the assets of Browning Chemical Corporation ("Browning"). With the acquisition of Browning, the Company broadened its product, supplier and customer base. Browning was founded in 1948 and is a major marketer of inorganic chemicals with a diversified product range serving both the industrial and food processing markets.

         In May 1998, the Company entered an agreement with Tolson Holding B.V. ("Tolson"), a Dutch global distributor and trader of methanol, solvents, aromatics and olefins, to acquire certain subsidiaries of Tolson. The acquisition of the Tolson subsidiaries expanded the Company's international chemical business, especially in Asia and Europe, including Russia where Tolson already has an existing business structure.

         In July 1998, the Company acquired 50.1% of the outstanding common stock of Inquinosa International, S.A. ("Inquinosa"), a Spanish Company, for $450,000 plus an estimated $1.35 million to be funded through a three-year earn-out period on a formula defined in the acquisition agreement. During the second quarter of 1999, the Company paid $350,000 under terms of the agreement. Inquinosa is a worldwide marketer of the pesticide Lindane.

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.

                                                        THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                    1998                          1999
                                           -----------------------       ---------------------
Revenues:
  Marketing                                $ 42,246           72.1%      $ 56,988         86.6%
  Manufacturing                              16,319           27.9%         8,849         13.4%
                                           --------       --------       --------       ------
                                           $ 58,565          100.0%      $ 65,837        100.0%
                                           ========       ========       ========       ======
Gross profit:
  Marketing                                $  3,237           40.8%      $  3,773         71.6%
  Manufacturing                               4,697           59.2%         1,500         28.4%
                                           --------       --------       --------       ------
                                           $  7,934          100.0%      $  5,273        100.0%
                                           ========       ========       ========       ======
Segment operating income (loss):
  Marketing                                $    633           15.1%      $   (155)          --
  Manufacturing                               3,552           84.9%           359        176.0%
                                           --------       --------       --------       ------
Total segment operating income                4,185          100.0%           204        100.0%
Corporate expenses                             (609)            --           (545)          --
                                           --------       --------       --------       ------
Total operating income (loss)              $  3,576          100.0%      $   (341)        100.0%
                                           ========       ========       ========       ======

         During the three months ended March 31, 1998 and 1999, the manufacturing segment sold approximately $1,391,000 and $3,162,000, respectively, of products to the marketing segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. Revenues increased $7.2 million to $65.8 million for the three months ended March 31, 1999 from $58.6 million for the comparable period in 1998, an increase of 12.3%. Revenues for the marketing segment increased $14.7 million to $56.9 million for the three months ended March 31, 1999 from $42.2 million for the comparable period in 1998, an increase of 34.8%. The increase in marketing revenues was generally the result of sales from the Company's 1998 acquisitions, partially offset by decreased selling prices on most of the Company's products. Revenues for the manufacturing segment decreased $7.5 million to $8.8 million for the three months ended March 31, 1999 compared to $16.3 million for the comparable period in 1998, a decrease of 46.0%. This decrease in manufacturing segment revenues was due primarily to lower overall selling prices for the two main products, acetone and phenol, during the first quarter of 1999 compared to the same period in 1998.

         GROSS PROFIT. Gross profit decreased $2.6 million to $5.3 million for the three months ended March 31, 1999 from $7.9 million for the comparable period in 1998, a decrease of 32.9%. As a percentage of revenues, gross profit decreased to 8.0% for the three months ended March 31, 1999 from 13.5% for the comparable period in 1998. Gross profit for the marketing segment increased $.5 million to $3.8 million for the three months ended March 31, 1999 compared to $3.3 million for the same period in 1998. The increase of the marketing gross margin was due to sales volume increases principally from the Company's 1998 acquisitions, partially offset by lower margins on the Company's existing product base due to lower selling prices and the settlement of a 1997 contract dispute for $.5 million. Gross profit for the manufacturing segment decreased by $3.2 million to $1.5 million for the three months ended March 31, 1999 from $4.7 million for the comparable period in 1998, a decrease of 68.1%. The decrease in manufacturing gross profit was principally the result of lower selling prices in its two main products, acetone and phenol, coupled with stable raw material costs during the three months ended March 31, 1999 compared to the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.2 million to $5.6 million for the three months ended March 31, 1999 from $4.4 million for the comparable period in 1998, an increase of 27.3%. This increase is primarily the result of expenses relating to the Company's recent acquisitions made during the second and third quarters of 1998, including an increase of approximately $108,000 in amortization expense related to the goodwill and other intangibles resulting from these acquisitions. Without the 1998 acquisitions, actual selling, general and administrative expenses would have been $.3 million lower in 1999 as compared to 1998. This reduction is due primarily to a reduction in personnel costs.

         OPERATING INCOME (LOSS). Operating income decreased $3.9 million to a loss of $.3 million for the three months ended March 31, 1999 from $3.6 million for the comparable period in 1998, a decrease of 108.3%. This decrease was principally as a result of the factors that decreased gross profit as discussed above.

         INTEREST EXPENSE - NET. Net interest expense increased by approximately $0.2 million to $0.4 million for the three months ended March 31, 1999 from approximately $0.2 million for the comparable period in 1998, an increase of 100.0%. This increase in interest expenses was principally due to the Company's borrowings on its lines of credit to finance certain of its 1998 acquisitions.

         OTHER INCOME (EXPENSE) - NET. Other income (expense) in 1998 consisted principally of income from investments. In 1999, other income (expense) consisted primarily of a loss on the sale of investment real estate of approximately $336,000 that was sold for approximately $600,000. This loss in 1999 was partially offset by income from the Company's other investments.

         FOREIGN CURRENCY EXCHANGE GAIN (LOSS). Foreign currency exchange gain
(loss) remained relatively constant for the three months ended March 31, 1999 compared to the same period in 1998. This stabilization in the foreign currency exchange gain (loss) was principally the result of the currency stability in Venezuela, Holland and Singapore during these periods.

         INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $.3 million for the three months ended March 31, 1999 compared to an income tax expense of $1.6 million for the comparable period in 1998. The net income tax benefit for the three months ended March 31, 1999 was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan and Holland operations have not recorded any income tax benefit in 1999 or 1998 due to the uncertainty of utilizing the income tax loss carryforwards. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation ("FSC") that has an effective tax rate of 11.8%.

         NET INCOME (LOSS). During the three months ended March 31, 1999, the Company incurred a net loss of approximately $0.9 million compared to net income of approximately $1.9 million for the same period in 1998. This net loss in 1999 was due primarily to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company renegotiated additional lines of credit with two new financial institutions in the amount of $52 million. The Company now has a total borrowing capacity of approximately $125 million.

         Net cash used in operating activities decreased by $5.7 million to $.2 million for the three months ended March 31, 1999 compared to $5.9 million for the same period in 1998. This decrease was due primarily to the increase in deferred revenue from the prepayment under a sales contract (see Note 6 of unaudited consolidated financial statements) offset by changes in the Company's operating accounts. Net cash used in investing activities decreased by approximately $7.6 million to $.3 million for the three months ended March 31, 1999 compared to $7.9 million for the same period in 1998. This decrease was primarily the result of a $7.5 million payment made on March 31, 1998 for the acquisition of Browning from funds borrowed on the Company's acquisition line of credit. Net cash from financing activities went from cash provided by financing activities of $14.4 million for the three months ended March 31, 1998 to cash used in financing activities of $.2 million during the three months ended March 31, 1999, a change of $14.6 million. This change was due primarily to the borrowings on the Company's acquisition line of credit to fund the purchase of Browning, mentioned above, partially offset by changes in the Company's borrowings and repayments of its loans payable and other long-term debt.

         The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $1.0 million for the remainder of 1999 and $.75 million for 2000.

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

         The Company began in late fiscal 1996 to search for a new business core application that would provide more flexibility with the Company's growing needs as well as being Year 2000 compliant. In the first quarter of 1998, the Company concluded its search and has begun the transition to the new application system and expects to complete conversion by the end of the second quarter of 1999 for all domestic JLM companies. Additionally, the Company has completely replaced all other hardware and software programs that provide both standardization of the Company's computer environment and are all Year 2000 compliant.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The majority of the Company's U.S. transactions are denominated in U.S. dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. In addition, the Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During 1999, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial contracts open as of March 31, 1999.

COMMODITY PRICE RISK

         JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of March 31, 1999, the Company had the following related to inventory exchanges:


Total net pounds payable under the exchange contracts                                          807,926

         Due to the fact that the Company is a market maker in the largest component of its inventory exchanges - acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the majority of its inventory exchanges in order to minimize the market risk inherent in such positions.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 1999. However, there can be no assurances that interest rates will not significantly change in 1999.

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

                              JLM INDUSTRIES, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

ITEM 2 -   CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company has not paid dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and for the expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable laws and other factors deemed relevant by the Board of Directors. Furthermore, the Company and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party.

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES:  None.

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.

ITEM 5 -    OTHER INFORMATION:        None.

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits :

         10.40 Employment agreement between JLM Marketing, Inc., a Delaware Corporation, and Walter M. Tarpley dated December 3, 1998.

(b)      Reports on Form 8-K during quarter ended March 31, 1999 - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JLM INDUSTRIES, INC.

Dated:  May 14, 1999                /s/ JOHN L. MACDONALD
                                    -------------------------------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer


                                    /s/ FRANK A. MUSTO
                                    -------------------------------------------
                                    Frank A. Musto
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)