Form 10-Q
period 1999-06-30
JLM INDUSTRIES INC
filed 1999-08-11
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                          Commission File No. 000-22687

                              JLM INDUSTRIES, INC.
                     --------------------------------------
                     (Exact name of registrant as specified
                                in its charter.)

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



               CLASS                               OUTSTANDING AT AUGUST 9, 1999
--------------------------------------             -----------------------------
Common stock, par value $.01 per share                      6,640,655

                              JLM INDUSTRIES, INC.

                                      INDEX


                                                                        PAGE
PART I FINANCIAL INFORMATION                                           NUMBER
----------------------------                                           ------

Item 1 Consolidated Financial Statements:

       Consolidated Balance Sheets at December 31, 1998 and
       June 30, 1999 (unaudited)                                        3

       Unaudited Consolidated Statements of Income (Loss) and
       Comprehensive Income (Loss) for the Three and Six Months
       Ended June 30, 1998 and 1999                                     4

       Unaudited Consolidated Statements of Cash Flows
       for the Six Months Ended June 30, 1998 and 1999                  5

       Notes to Consolidated Financial Statements                       6

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   11

Item 3 Quantitative and Qualitative Disclosures About Market Risk      18

PART II OTHER INFORMATION
-------------------------

Item 1 Legal Proceedings                                               20

Item 2 Changes in Securities and Use of Proceeds                       20

Item 3 Defaults Upon Senior Securities                                 20

Item 4 Submission of Matters to a Vote of Security Holders             20

Item 5 Other Information                                               20

Item 6 Exhibits and Reports on Form 8-K                                20

Item 1 - Consolidated Financial Statements
------------------------------------------

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31, 1998      JUNE 30, 1999
                                                                            -----------------      -------------
                                                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $   2,480,566       $   2,104,715
  Accounts Receivable:
    Trade                                                                          29,703,639          27,893,661
    Other                                                                           5,374,933           3,038,071
  Inventories                                                                      16,100,357          19,155,656
  Prepaid expenses and other current assets                                         2,606,308           2,888,012
  Income tax receivable                                                               459,736           2,250,200
                                                                                -------------       -------------
          Total current assets                                                     56,725,539          57,330,315
  Other investments                                                                 3,194,259           3,142,337
  Property and equipment, net                                                      28,384,989          27,890,150
  Goodwill and other intangibles                                                   11,981,624          11,598,902
  Other assets                                                                      2,978,878           5,370,997
                                                                                -------------       -------------
          Total assets                                                          $ 103,265,289       $ 105,332,701
                                                                                =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                         $  37,804,598       $  37,046,945
  Current portion of long-term debt                                                 1,872,483           1,328,237
  Loans payable                                                                       451,742           1,583,580
  Deferred revenue                                                                       --               525,000
                                                                                -------------       -------------
          Total current liabilities                                                40,128,823          40,483,762
  Long-term debt less current portion                                              14,723,646          13,185,843
  Deferred income taxes                                                             5,517,407           6,256,380
  Minority interest                                                                   255,867             444,301
  Deferred revenue                                                                       --             3,555,338
  Other liabilities                                                                     1,958               2,900
                                                                                -------------       -------------
          Total liabilities                                                        60,627,701          63,928,524
 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
     0 shares issued and outstanding                                                     --                  --
    Common stock - $.01 par value. Authorized
     30,000,000 shares; 7,118,811 and 7,128,811 shares issued,
     respectively                                                                      71,188              71,288
    Additional paid-in capital                                                     21,330,709          21,380,699
    Retained earnings                                                              23,424,747          22,944,974
    Foreign currency translation adjustment                                           128,871            (384,668)
                                                                                -------------       -------------
                                                                                   44,955,515          44,012,293
    Less treasury stock at cost - 424,199 and 478,936 shares, respectively         (2,317,927)         (2,608,116)
                                                                                -------------       -------------
          Total stockholders' equity                                               42,637,588          41,404,177
                                                                                -------------       -------------
          Total liabilities and stockholders' equity                            $ 103,265,289       $ 105,332,701
                                                                                =============       =============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES,INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                       For the Three Months              For the Six Months
                                                                            Ended June 30,                  Ended June 30,
                                                                 ------------------------------    ------------------------------
                                                                     1998              1999              1998            1999
                                                                 -------------    -------------    -------------    -------------
Revenues                                                         $  84,367,029    $  82,114,998    $ 142,932,130    $ 147,952,538
Cost of sales                                                       74,654,389       75,752,013      125,285,611      136,316,900
                                                                 -------------    -------------    -------------    -------------
    Gross profit                                                     9,712,640        6,362,985       17,646,519       11,635,638
Selling, general and administrative expenses                         5,646,000        5,927,807       10,003,858       11,541,069
                                                                 -------------    -------------    -------------    -------------
    Operating income                                                 4,066,640          435,178        7,642,661           94,569
Interest expense - net                                                (404,619)        (320,664)        (608,894)        (753,453)
Other income (expense) - net                                            86,244          120,242          217,825         (154,673)
Foreign currency exchange gain (loss) - net                                955          (72,394)          11,928          (80,413)
                                                                 -------------    -------------    -------------    -------------
Income (loss) before minority interest and income taxes              3,749,220          162,362        7,263,520         (893,970)
Minority interest in income of subsidiaries                               --            (85,149)            --           (188,434)
                                                                 -------------    -------------    -------------    -------------
Income (loss) from continuing operations before income
  taxes and discontinued operations                                  3,749,220           77,213        7,263,520       (1,082,404)
                                                                 -------------    -------------    -------------    -------------
Income tax provision (benefit):
  Current                                                            1,543,676         (659,405)       2,787,899       (1,338,378)
  Deferred                                                             290,000          359,757          646,580          735,747
                                                                 -------------    -------------    -------------    -------------
    Total income tax provision (benefit)                             1,833,676         (299,648)       3,434,479         (602,631)
                                                                 -------------    -------------    -------------    -------------
Income (loss) from continuing operations before
  discontinued operations                                            1,915,544          376,861        3,829,041         (479,773)
Loss from operation of discontinued operations, net of tax             (25,157)            --            (33,967)            --
                                                                 -------------    -------------    -------------    -------------
Net income (loss)                                                    1,890,387          376,861        3,795,074         (479,773)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                                 780         (277,261)           1,303         (513,539)
                                                                 -------------    -------------    -------------    -------------
Comprehensive income (loss)                                      $   1,891,167    $      99,600    $   3,796,377    $    (993,312)
                                                                 =============    =============    =============    =============
Basic Income (Loss) Per Share:
  Income (loss) from continuing operations before
    discontinued operations                                      $         .27    $         .06    $         .54    $       (0.07)
  Discontinued operations                                                 --               --               --               --
                                                                 -------------    -------------    -------------    -------------
  Net income (loss) per share                                    $         .27    $         .06    $         .54    $       (0.07)
                                                                 =============    =============    =============    =============
Diluted Income (Loss) Per Share:
  Income (loss) from continuing operations before
    discontinued operations                                      $         .27    $         .06    $         .54    $       (0.07)
  Discontinued operations                                                 --               --               --               --
                                                                 -------------    -------------    -------------    -------------
  Net income (loss) per share                                    $         .27    $         .06    $         .54    $       (0.07)
                                                                 =============    =============    =============    =============
Weighted Average Number of Shares Outstanding
  Used For:
  Basic income (loss) per share                                      7,108,138        6,687,419        7,107,550        6,683,373
  Diluted income (loss) per share                                    7,131,356        6,687,419        7,127,550        6,684,831

See accompanying notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------------
                                                                                     1998                       1999
                                                                                 ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  3,795,074               $   (479,773)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Deferred income taxes                                                           716,971                    738,973
      Minority interest in income of subsidiaries                                        --                      188,434
      Depreciation and amortization                                                 1,635,320                  1,883,425
      Loss from partnerships                                                           12,000                     12,000
      Loss from sale of assets                                                         30,473                    344,631
      Allowance for doubtful accounts                                                 115,902                     18,000
      Changes in assets and liabilities:
        Decrease in accounts receivable                                            20,900,843                  4,728,840
        Increase in inventories                                                    (1,344,959)                (3,055,299)
        Increase in prepaid expenses and other current assets                        (364,225)                  (295,384)
        Increase in other assets                                                     (499,261)                (2,392,119)
        Decrease in accounts payable and accrued expenses                         (15,499,345)                  (757,653)
        Decrease (increase) in income taxes receivable                                205,682                 (1,790,464)
        Increase in deferred revenue                                                  324,882                  4,080,338
        (Decrease) increase in other liabilities                                     (219,718)                       942
                                                                                 ------------               ------------
        Net cash provided by operating activities                                   9,809,639                  3,224,891
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets held for sale                                         123,871                       --
    Other Investments                                                                (536,090)                  (891,432)
    Capital expenditures                                                             (783,192)                  (903,685)
    Purchase of subsidiaries                                                       (2,989,984)                      --
                                                                                 ------------               ------------
      Net cash used in investing activities                                        (4,185,395)                (1,795,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from loans payable                                        (71,898)                 1,131,838
  Proceeds from long-term debt                                                           --                    1,066,686
  Repayments of long-term debt                                                     (3,283,396)                (3,200,421)
  Purchase of treasury shares                                                           --                     (290,189)
  Proceeds from sale of common stock                                                   19,169                       --
                                                                                 ------------               ------------
    Net cash used in financing activities                                          (3,336,125)                (1,292,086)
    Effect of foreign exchange rates on cash                                            1,303                   (513,539)
                                                                                 ------------               ------------
    Net increase (decrease) in cash and cash equivalents                            2,289,422                   (375,851)
  Cash and cash equivalents, beginning of period                                    5,214,197                  2,480,566
                                                                                 ------------               ------------
  Cash and cash equivalents, end of period                                       $  7,503,619               $  2,104,715
                                                                                 ============               ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                                       $    469,152               $    599,873
                                                                                 ============               ============
  Income taxes                                                                   $  2,256,643               $    167,552
                                                                                 ============               ============
  Non-cash investing activities:
       Capital lease obligations                                                 $       --                 $     51,686
                                                                                 ============               ============
  Non-cash financing activities:
       Issuance of restricted stock                                              $       --                 $    167,500
                                                                                 ============               ============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS
------------------------------

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

NOTE 2 BASIS OF PRESENTATION
----------------------------

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

         In the first six months of 1998, the Company's cost of sales was adjusted to reflect a proportionate share of the estimated LIFO reserve. During the first six months of 1999, no adjustment was made to the LIFO supplement as the LIFO supplement is estimated to remain relatively constant during 1999.

         These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Form 10-K dated March 30, 1999.

         RECLASSIFICATION - Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3 EARNINGS PER SHARE DATA
------------------------------

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 requires that "basic" and "diluted" earnings per share replace the primary and fully diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share that includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented conform to SFAS No. 128.

         In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share under its Long-Term Incentive Plan ("LTIP"). During 1998 and 1999, the Company granted 6,000 and 100,000 options, respectively, under the LTIP to employees of JLM. The options granted in 1998 have an exercise price of between $10.50 and $11.00 while the options granted in 1999 have an exercise price of $5.00. Additionally, on January 1, 1999, the Company issued 40,000 shares of restricted stock to an officer of the Company of which 10,000 options were immediately vested and the other 30,000 vest ratably over three years (see Note
6). Due to employee turnover, there were 381,500 and 529,832 of such options and restricted stock outstanding as of June 30, 1998 and 1999, respectively. The dilutive effect of the options included in the calculation of diluted weighted average shares outstanding is illustrated below for the three and six months ended June 30:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                         ---------------------   ---------------------
                                           1998         1999       1998       1999
                                         ---------   ---------   ---------   ---------
Basic weighted shares outstanding        7,108,138   6,687,419   7,107,550   6,683,373
Dilutive effect of outstanding options      23,218        --        20,000       1,458
                                         ---------   ---------   ---------   ---------
Diluted weighted shares outstanding      7,131,356   6,687,419   7,127,550   6,684,831
                                         =========   =========   =========   =========

NOTE 4 INCOME TAXES
-------------------

         The provision (benefit) for income taxes for the three and six months ended June 30, 1998 and 1999 is calculated using the estimated annual income tax rates based on projected annualized income.

NOTE 5 COMPREHENSIVE INCOME
---------------------------

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements. SFAS No. 130 does not require a specific format for that consolidated financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that consolidated financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a consolidated statement of financial position. The Company has adopted SFAS No. 130 in the accompanying consolidated financial statements of income (loss) and comprehensive income (loss).

NOTE 6 SIGNIFICANT EVENTS
-------------------------

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

         During 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to 500,000 shares of its common stock. During the six months ended June 30, 1999, the Company purchased 51,800 shares of its common stock for approximately $253,700 under the Program.

         In April 1999, the Company settled a 1997 contract dispute for $500,000. The item is included in costs of sales in the accompanying unaudited consolidated statements of income (loss) and comprehensive income (loss) for the six months ended June 30, 1999. In addition, the Company sold an investment real estate property for approximately $600,000 cash. The sale of the property generated a loss of approximately $336,000 that is included in other income (expense) - net in the accompanying unaudited consolidated statements of income (loss) and comprehensive income (loss) for the six months ended June 30, 1999.

         In May 1999, the Company entered into a purchase option agreement (the "Purchase Agreement") with two independent third parties (the "Parties"). Under terms of the Purchase Agreement, the Company has the right of first refusal that expires in March 2001 to purchase from the Parties a certain manufacturing facility. As part of the Purchase Agreement, the Company paid $1.1 million to the Parties. Additionally, the Parties agreed to cancel all future payments required under Non-Competition and Consulting Agreements entered into in December 1996. See Note 12 to the Company's 1998 audited consolidated financial statements included in the Company's Form 10-K dated March 30, 1999 for additional information on the Non-Competition and Consulting Agreements.

NOTE 7 SEGMENT DATA
-------------------

         In June 1997, the FASB issued SFAS No. 131, SEGMENT DATA, that requires companies to report selected segment information in their quarterly reports issued to shareholders. It also requires, among other items, entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

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

         The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the six months ended June 30:

INDUSTRY SEGMENT                      1998             1999
                                 -------------    -------------
Revenues:
  Marketing                      $ 111,598,928    $ 131,981,465
  Manufacturing                     31,333,202       15,971,073
                                 -------------    -------------
                                 $ 142,932,130    $ 147,952,538
                                 =============    =============

Operating Income (Loss):
  Marketing                      $   1,027,607    $   1,558,762
  Manufacturing                      7,885,073         (324,120)
  Corporate                         (1,270,019)      (1,140,073)
                                 -------------    -------------
                                 $   7,642,661    $      94,569
                                 =============    =============
Capital Expenditures:
  Marketing                      $     464,568    $     659,070
  Manufacturing                        254,365          244,615
  Corporate                             64,259             --
                                 -------------    -------------
                                 $     783,192    $     903,685
                                 =============    =============
Depreciation and Amortization:
  Marketing                      $     506,904    $     892,311
  Manufacturing                        909,468          847,905
  Corporate                            218,948          143,209
                                 -------------    -------------
                                 $   1,635,320    $   1,883,425
                                 =============    =============
Identifiable Assets:
  Marketing                      $  69,146,757    $  69,567,973
  Manufacturing                     32,260,281       24,950,791
  Corporate                         14,684,756       10,813,937
                                 -------------    -------------
                                 $ 116,091,794    $ 105,332,701
                                 =============    =============

GEOGRAPHIC LOCATION

Revenues:
  United States                  $  98,960,724    $  69,189,574
  Venezuela                          4,931,120        3,294,559
  Holland                           24,109,315       32,363,100
  Singapore                         12,274,082       36,304,673
  Other nations                      2,656,889        6,800,632
                                 -------------    -------------
                                 $ 142,932,130    $ 147,952,538
                                 =============    =============
Operating Income (Loss):
  United States                  $   9,624,671    $    (802,119)
  Venezuela                           (136,183)         (77,313)
  Holland                           (1,023,885)         614,051
  Singapore                            287,459          676,913
  Other nations                        160,618          823,110
  Corporate                         (1,270,019)      (1,140,073)
                                 -------------    -------------
                                 $   7,642,661    $      94,569
                                 =============    =============

Identifiable Assets:
  United States                  $  85,945,175    $  76,486,789
  Venezuela                          1,174,213          601,254
  Holland                           15,573,658       12,549,422
  Singapore                         12,157,566       10,414,241
  Other nations                      1,241,182        5,280,995
                                 -------------    -------------
                                 $ 116,091,794    $ 105,332,701
                                 =============    =============

NOTE 8 SUBSEQUENT EVENTS
------------------------

         On July 29, 1999, the Company entered into an agreement with Imperial Chemicals Industries PLC ("ICI PLC") to acquire all of the assets and liabilities of ICI PLC's Colours and Industrial Chemicals Division of ICI South Africa and the majority shares in ICI South Africa Mozambique Limitada. The two divisions will be organized under the Company's new affiliate - JLM Industries (South Africa) PTY. The two acquired companies are a supply chain management based distribution business that markets a broad range of high quality specialty and commodity chemicals to target markets throughout Southern Africa. It is anticipated that the acquisition will be concluded on or about September 1, 1999. The purchase price of the acquisition will be approximately $4.4 million subject to final adjustments as noted in the agreement. The purchase has been denominated in the South African Rand (the "Rand"). The Company purchased a forward contract on July 30, 1999 equivalent to the Rand purchase price and expiring on September 1, 1999 in order to minimize market risk. The acquisition will be accounted under the purchase method of accounting.

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

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continued to operate at full capacity during the three and six months ended June 30, 1999.

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

         In May 1998, the Company entered into an agreement with Tolson Holding B.V. ("Tolson"), a Dutch global distributor and trader of methanol, solvents, aromatics and olefins, to acquire certain subsidiaries of Tolson. The acquisition of the Tolson subsidiaries expanded the Company's international chemical business, especially in Asia and Europe, including Russia where Tolson already has an existing business structure.

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

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.

                                         THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------------    ------------------------------------------
                                    1998                   1999                   1998                   1999
                                 ---------              ---------              ---------              ---------
                                                              (in thousands, except percentages)
Revenues:
  Marketing                      $  69,353      82.2%   $  74,993      91.3%   $ 111,599      78.1%   $ 131,981      89.2%
  Manufacturing                     15,014      17.8%       7,122       8.7%      31,333      21.9%      15,971      10.8%
                                 ---------     -----    ---------     -----    ---------     -----    ---------     -----
                                 $  84,367     100.0%   $  82,115     100.0%   $ 142,932     100.0%   $ 147,952     100.0%
                                 =========     =====    =========     =====    =========     =====    =========     =====
Gross profit:
  Marketing                      $   4,432      45.6%   $   5,902      92.8%   $   7,669      43.5%   $   9,675      83.1%
  Manufacturing                      5,280      54.4%         461       7.2%       9,977      56.5%       1,961      16.9%
                                 ---------     -----    ---------     -----    ---------     -----    ---------     -----
                                 $   9,712     100.0%   $   6,363     100.0%   $  17,646     100.0%   $  11,636     100.0%
                                 =========     =====    =========     =====    =========     =====    =========     =====
Segment operating income:
  Marketing                      $     395       8.4%   $   1,713     166.3%   $   1,028      11.5%   $   1,559     126.2%
  Manufacturing                      4,333      91.6%        (683)     --          7,885      88.5%        (324)     --
                                 ---------     -----    ---------     -----    ---------     -----    ---------     -----
Total segment operating income       4,728     100.0%       1,030     100.0%       8,913     100.0%       1,235     100.0%
Corporate expenses                    (662)     --           (595)     --         (1,270)     --         (1,140)     --
                                 ---------     -----    ---------     -----    ---------     -----    ---------     -----
Total operating income           $   4,066     100.0%   $     435     100.0%   $   7,643     100.0%   $      95     100.0%
                                 =========     =====    =========     =====    =========     =====    =========     =====

         During the six months ended June 30, 1998 and 1999, the manufacturing segment sold approximately $26,823,000 and $15,980,574, respectively, of products to the marketing segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues decreased $2.3 million to $82.1 million for the three months ended June 30, 1999 from $84.4 million for the comparable period in 1998, a decrease of 2.7%. Revenues for the marketing segment increased $5.6 million to $74.9 million for the three months ended June 30, 1999 from $69.3 million for the comparable period in 1998, an increase of 8.1%. The increase in marketing revenues was generally the result of sales from the Company's 1998 acquisitions, partially offset by decreased selling prices on most of the Company's products. Revenues for the manufacturing segment decreased $7.9 million to $7.1 million for the three months ended June 30, 1999 compared to $15.0 million for the comparable period in 1998, a decrease of 52.7%. This decrease in manufacturing segment revenues was due primarily to lower overall selling prices for the two main products, acetone and phenol, during the second quarter of 1999 compared to the same period in 1998.

         GROSS PROFIT. Gross profit decreased $3.3 million to $6.4 million for the three months ended June 30, 1999 from $9.7 million for the comparable period in 1998, a decrease of 34.0%. As a percentage of revenues, gross profit decreased to 7.7% for the three months ended June 30, 1999 from 11.5% for the comparable period in 1998. Gross profit for the marketing segment increased $1.6 million to $6.0 million for the three months ended June 30, 1999 compared to $4.4 million for the same period in 1998. The increase of the marketing gross margin was due to sales volume increases principally from the Company's 1998 acquisitions, partially offset by lower margins on the Company's existing product base due to lower selling prices. Gross profit for the manufacturing segment decreased by $4.9 million to $.4 million for the three months ended June 30, 1999 from $5.3 million for the comparable period in 1998, a decrease of 92.5%. This decrease in manufacturing gross profit was principally the result of lower selling prices of its two main products, acetone and phenol, in addition to a slight increase in raw material costs during the three months ended June 30, 1999 compared to the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.3 million to $5.9 million for the three months ended June 30, 1999 from $5.6 million for the comparable period in 1998, an increase of 5.4%. This increase is primarily the result of expenses relating to the Company's 1998 acquisitions, including an increase of approximately $174,000 in amortization expense related to the goodwill and other intangibles resulting from these acquisitions. Without the 1998 acquisitions, selling, general and administrative expenses would have been $.3 million lower in 1999 as compared to 1998. This reduction is due primarily to a reduction in personnel costs including approximately $80,000 in severance costs related to moving Browning's back office support to the Company's headquarters in Florida.

         OPERATING INCOME. Operating income decreased $3.7 million to $0.4 million for the three months ended June 30, 1999 from $4.1 million for the comparable period in 1998, a decrease of 90.2%. This decrease was principally as a result of the factors that decreased gross profit and increased selling, general and administrative expenses as discussed above.

         INTEREST EXPENSE - NET. Net interest expense decreased by approximately $0.1 million to $0.3 million for the three months ended June 30, 1999 from approximately $0.4 million for the comparable period in 1998, a decrease of 25.0%. This decrease in interest expense was principally due to the Company's lower borrowings on its loans payable specifically in the Company's foreign operations.

         OTHER INCOME (EXPENSE) - NET. Other income (expense) in 1999 and 1998 consisted principally of income from investments.

         FOREIGN CURRENCY EXCHANGE GAIN (LOSS). Foreign currency exchange gain
(loss) remained relatively constant for the three months ended June 30, 1999 compared to the same period in 1998. During 1999, the Company experienced a slight strengthening in the currencies of its foreign subsidiaries compared to the U.S. dollar resulting in a loss of approximately $0.1 million.

         INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $.3 million for the three months ended June 30, 1999 compared to an income tax expense of $1.8 million for the comparable period in 1998. The net income tax benefit for the three months ended June 30, 1999 was incurred primarily on the Company's U.S. operations and was partially offset by income and losses generated by the Company's other operations. The Company's Venezuelan operation has not recorded any income tax benefit in 1999 or 1998 due to the uncertainty of utilizing its income tax loss carryforwards. Furthermore, the Company's Holland operations, which had net income for the three months ended June 30, 1999, did not record any income tax expense due to its loss carryforward positions. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation ("FSC") that has an effective tax rate of 11.8%.

         NET INCOME (LOSS). During the three months ended June 30, 1999, the Company's net income decreased by $1.5 to $0.4 million compared to approximately $1.9 million for the same period in 1998. This decrease in net income in the three months ended June 30, 1999 compared to the same period in 1998 was due to the factors stated above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues increased $5.0 million to $147.9 million for the six months ended June 30, 1999 from $142.9 million for the comparable period in 1998, an increase of 3.5%. Revenues for the marketing segment increased $20.4 million to $132.0 million for the six months ended June 30, 1999 from $111.6 million for the comparable period in 1998, an increase of 18.3%. The increase in marketing revenues was generally the result of sales from the Company's 1998 acquisitions, partially offset by decreased selling prices on most of the Company's products. Revenues for the manufacturing segment decreased $15.4 million to $15.9 million for the six months ended June 30, 1999 compared to $31.3 million for the comparable period in 1998, a decrease of 49.2%. This decrease in manufacturing segment revenues was due primarily to lower overall selling prices for the two main products, acetone and phenol, during the first half of 1999 compared to the same period in 1998.

         GROSS PROFIT. Gross profit decreased $6.0 million to $11.6 million for the six months ended June 30, 1999 from $17.6 million for the comparable period in 1998, a decrease of 34.1%. As a percentage of revenues, gross profit decreased to 7.9% for the six months ended June 30, 1999 from 12.3% for the comparable period in 1998. Gross profit for the marketing segment increased $2.0 million to $9.7 million for the six months ended June 30, 1999 compared to $7.7 million for the same period in 1998. The increase of the marketing gross margin was due to sales volume increases, principally from the Company's 1998 acquisitions, partially offset by lower margins on the Company's existing products due to lower selling prices and the settlement of a 1997 contract dispute for $.5 million. Gross profit for the manufacturing segment decreased by $8.0 million to $2.0 million for the six months ended June 30, 1999 from $10.0 million for the comparable period in 1998, a decrease of 80.0%. The decrease in manufacturing gross profit was principally the result of lower selling prices in its two main products, acetone and phenol, coupled with stable raw material costs during the six months ended June 30, 1999 compared to the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.5 million to $11.5 million for the six months ended June 30, 1999 from $10.0 million for the comparable period in 1998, an increase of 15.0%. This increase is primarily the result of expenses relating to the Company's 1998 acquisitions, including an increase of approximately $283,000 in amortization expense related to the goodwill and other intangibles resulting from these acquisitions. Without the 1998 acquisitions, selling, general and administrative expenses would have been $1.6 million lower in 1999 as compared to 1998.

         OPERATING INCOME. Operating income decreased $7.5 million to $.1 million for the six months ended June 30, 1999 from $7.6 million for the comparable period in 1998, a decrease of 98.7%. This decrease was principally as a result of the factors that decreased gross profit and increased selling, general and administrative expenses as discussed above.

         INTEREST EXPENSE - NET. Net interest expense increased by approximately $0.1 million to $0.7 million for the six months ended June 30, 1999 from approximately $0.6 million for the comparable period in 1998, an increase of 16.7%. This increase in interest expense was principally due to the Company's borrowings on its lines of credit to finance certain of its 1998 acquisitions partially offset by lower borrowings on loans payable in the Company's foreign operations during the three months ended June 30, 1999.

         OTHER INCOME (EXPENSE) - NET. Other income (expense) in 1999 and 1998 consisted principally of income from investments. In 1999, other income (expense) consisted primarily of a loss on the sale of investment real estate of approximately $336,000 that was sold for approximately $600,000. This loss in 1999 was partially offset by income from the Company's other investments.

         FOREIGN CURRENCY EXCHANGE GAIN (LOSS). During the six months ended June 30, 1999, the Company incurred approximately $.2 million of foreign exchange losses as compared to foreign exchange gains of $.2 million during the same period in 1998. The loss in 1999 is due to a weakening of the currencies in the Company's foreign subsidiaries during the first quarter of 1999 that was more than offset by a strengthening of such currencies in the second quarter of 1999.

         INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $.6 million for the six months ended June 30, 1999 compared to an income tax expense of $3.4 million for the comparable period in 1998. The net income tax benefit for the six months ended June 30, 1999 was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan operation has not recorded any income tax benefit in 1999 or 1998 due to the uncertainty of utilizing its income tax loss carryforwards. Furthermore, the Company's Holland operations, which had net income for the six months ended June 30, 1999, did not record any income tax expense due to its loss carryforward positions. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's FSC that has an effective tax rate of 11.8%.

NET INCOME (LOSS). During the six months ended June 30, 1999, the Company incurred a net loss of approximately $0.5 million compared to net income of approximately $3.8 million for the same period in 1998. This decrease in the first six months ended June 30, 1999 compared to the same period of 1998 was due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During 1998, the Company renegotiated additional lines of credit with two new financial institutions in the amount of $52 million. The Company currently has a total borrowing capacity of approximately $125 million.

         Net cash provided by operating activities decreased by $6.6 million to $3.2 million for the six months ended June 30, 1999 compared to $9.8 million for the same period in 1998. This decrease was due primarily to lower net income in the six months ended June 30, 1999 combined with the changes in the other operating accounts. Net cash used in investing activities decreased by approximately $2.4 million to $1.8 million for the six months ended June 30, 1999 compared to $4.2 million for the same period in 1998. This decrease was primarily the result of the $3.0 million used to purchase Browning and Tolson. Net cash used in financing activities decreased by $2.0 million to $1.3 million during the six months ended June 30, 1999 compared to $3.3 million for the same period in 1998. This decrease was due primarily to the borrowings on the Company's acquisition line of credit to fund the purchase of Browning and Tolson in 1998, mentioned above, partially offset by changes in the Company's borrowings and repayments of its loans payable and other long-term debt.

         The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $0.75 million for the remainder of 1999 and $.75 million for 2000.

         JLM believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy. In addition, the requirements of bringing the Company's information systems to compliance with Year 2000 standards will not have a material impact on its liquidity or capital resources.

         As previously noted, on July 29, 1999, the Company entered into an agreement with ICI PLC to acquire all of the assets and liabilities of ICI PLC's Colours and Industrial Chemicals Division of ICI South Africa and the majority shares in ICI South Africa Mozambique Limitada. The two divisions will be organized under the Company's new affiliate - JLM Industries (South Africa) PTY. It is anticipated that the acquisition will be concluded on or about September 1, 1999. The acquisition costs will be financed by the Company's available acquisition lines of credit.

YEAR 2000 COMPLIANCE
--------------------

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

         The Company recognized this problem several years ago. As such, the Company began a program whereby all internally used programs, hardware and software would be evaluated to determine the best course of action to take in order to ensure that all such items are Year 2000 compliant.

         The Company began in late fiscal 1996 to search for a new business core application that would provide more flexibility with the Company's growing needs as well as being Year 2000 compliant. In the first quarter of 1998, the Company concluded its search and began the transition to the new application system and expects to complete conversion by September 1, 1999 for all domestic JLM companies. Additionally, the Company has completely replaced all other hardware and software programs to i) provide standardization of the Company's computer environment and ii) to ensure that they are all Year 2000 compliant.

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

         The Company has also identified Year 2000 vulnerabilities with its international operations and will have business core applications in place by the end of the fourth quarter of 1999 that are Year 2000 compliant. By the end of 1999, all hardware will be in Year 2000 compliance for the Company's international operations. The Company anticipates that the total cost of implementing the new business core applications will be $0.3 million.

EFFECTS OF INFLATION
--------------------

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

MARKET RISK
-----------

         The majority of the Company's U.S. transactions are denominated in U.S. dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. In addition, the Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During 1999, the Company has not entered into any material fixed financial hedge contracts, and there were no fixed financial contracts open as of June 30, 1999.

COMMODITY PRICE RISK
--------------------

         JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. At June 30, 1999, the Company had the following related to inventory exchanges:

         Total net pounds receivable under the exchange contracts      7,258,064

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

INTEREST RATE RISK
------------------

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

FORWARD LOOKING INFORMATION
---------------------------

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

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: None.
----------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.
------------------------------------------------------------

ITEM 5 - OTHER INFORMATION: None.
--------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits:

         27 - Financial Data Schedule

(b)      Reports on Form 8-K during quarter ended June 30, 1999:

         On June 23, 1999, the Company filed a Current Report on Form 8-K/A amending its Current Reports on Form 8-K filed on May 27, 1998 and July 27, 1998 to amend Item 7 as set forth therein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JLM INDUSTRIES, INC.

Dated:  August 11, 1999            /s/ JOHN L. MACDONALD
                                   ---------------------------------------------
                                   John L. Macdonald
                                   President and Chief Executive Officer

                                   /s/ FRANK A. MUSTO
                                   ---------------------------------------------
                                   Frank A. Musto
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

    27                    Financial Data Schedule