Form 10-Q
period 1999-09-30
JLM INDUSTRIES INC
filed 1999-11-15
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

                  CLASS                       OUTSTANDING AT NOVEMBER 10, 1999
                  -----                       --------------------------------
        Common stock, par value
             $.01 per share                               6,586,855

                              JLM INDUSTRIES, INC.

                                      INDEX

                                                                           PAGE
PART I       FINANCIAL INFORMATION                                        NUMBER
------       ---------------------                                        ------

Item 1       Consolidated Financial Statements:

             Consolidated Balance Sheets at December 31, 1998 and
                September 30, 1999 (unaudited)                                3

             Unaudited Consolidated Statements of Income (Loss) and
                Comprehensive Income (Loss) for the Three and Nine
                Months Ended September 30, 1998 and 1999                      4

             Unaudited Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1998 and 1999         5

             Notes to Consolidated Financial Statements                       6

Item 2       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                12

Item 3       Quantitative and Qualitative Disclosures About Market Risk      19

PART II      OTHER INFORMATION
-------      -----------------

Item 1       Legal Proceedings                                               21

Item 2       Changes in Securities and Use of Proceeds                       21

Item 3       Defaults Upon Senior Securities                                 21

Item 4       Submission of Matters to a Vote of Security Holders             21

Item 5       Other Information                                               21

Item 6       Exhibits and Reports on Form 8-K                                21

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31, 1998   SEPTEMBER 30,1999
                                                         -----------------   -----------------
                                                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                $   2,480,566       $     392,424
  Accounts Receivable:
    Trade                                                     29,703,639          36,531,786
    Other                                                      5,374,933           4,359,342
  Inventories                                                 16,100,357          20,175,698
  Prepaid expenses and other current assets                    2,606,308           7,347,054
  Income taxes                                                   459,736           3,479,437
                                                           -------------       -------------
          Total current assets                                56,725,539          72,285,741
  Other investments                                            3,194,259           2,420,769
  Property and equipment, net                                 28,384,989          28,268,948
  Goodwill and other intangibles                              11,981,624          11,914,273
  Other assets                                                 2,978,878           5,721,551
                                                           -------------       -------------
          Total assets                                     $ 103,265,289       $ 120,611,282
                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                    $  37,804,598       $  48,988,894
  Current portion of long-term debt                            1,872,483             612,484
  Loans payable                                                  451,742             325,000
  Deferred revenue                                                    --             525,000
                                                           -------------       -------------
          Total current liabilities                           40,128,823          50,451,378
  Long-term debt less current portion                         14,723,646          17,718,627
  Deferred income taxes                                        5,517,407           6,838,963
  Minority interest                                              255,867             466,363
  Deferred revenue                                                    --           3,452,982
  Other liabilities                                                1,958               5,996
                                                           -------------       -------------
          Total liabilities                                   60,627,701          78,934,309
 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
      0 shares issued and outstanding                                 --                  --
    Common stock - $.01 par value; authorized
      30,000,000 shares; 7,118,811 and 7,128,811
      shares issued, respectively                                 71,188              71,288
    Additional paid-in capital                                21,330,709          21,380,796
    Retained earnings                                         23,424,747          23,403,171
    Foreign currency translation adjustment                      128,871            (297,102)
                                                           -------------       -------------
                                                              44,955,515          44,558,153
    Less treasury stock at cost - 424,199 and 533,336
      shares, respectively                                    (2,317,927)         (2,881,180)
                                                           -------------       -------------
      Total stockholders' equity                              42,637,588          41,676,973
                                                           -------------       -------------
      Total liabilities and stockholders' equity           $ 103,265,289       $ 120,611,282
                                                           =============       =============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES,INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                          ---------------------------------       ---------------------------------
                                                              1998                1999                1998                1999
                                                          -------------       -------------       -------------       -------------
Revenues                                                  $  83,079,579       $  84,052,181       $ 226,011,709       $ 232,004,719
Cost of sales                                                73,716,959          77,674,260         199,002,570         213,991,160
                                                          -------------       -------------       -------------       -------------
    Gross profit                                              9,362,620           6,377,921          27,009,139          18,013,559
Selling, general and  administrative expenses                 5,989,112           6,139,095          15,992,970          17,680,164
                                                          -------------       -------------       -------------       -------------
    Operating income                                          3,373,508             238,826          11,016,169             333,395
Interest expense - net                                         (498,483)           (420,550)         (1,107,377)         (1,174,003)
Other (expense) income - net                                   (172,348)             66,133              45,477             (88,540)
Foreign currency exchange (loss) gain - net                      (5,512)            (48,616)              6,416            (129,029)
                                                          -------------       -------------       -------------       -------------
Income (loss) before minority interest and income taxes       2,697,165            (164,207)          9,960,685          (1,058,177)
Minority interest in income of subsidiary                      (133,057)            (46,489)           (133,057)           (234,923)
                                                          -------------       -------------       -------------       -------------
Income (loss) from continuing operations before income
   taxes and discontinued operations                          2,564,108            (210,696)          9,827,628          (1,293,100)
                                                          -------------       -------------       -------------       -------------
Income tax provision (benefit):
    Current                                                     768,631          (1,035,392)          3,556,530          (2,373,770)
    Deferred                                                    310,000             366,500             956,580           1,102,246
                                                          -------------       -------------       -------------       -------------
    Total income tax provision (benefit)                      1,078,631            (668,892)          4,513,110          (1,271,524)
                                                          -------------       -------------       -------------       -------------
Income (loss) from continuing
    operations before discontinued operations                 1,485,477             458,196           5,314,518             (21,576)
Loss from operation of discontinued operations, net
  of tax                                                         (9,039)                 --             (43,006)                 --
                                                          -------------       -------------       -------------       -------------

Net income (loss)                                             1,476,438             458,196           5,271,512             (21,576)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                     (299,192)             87,565            (297,889)           (425,974)
                                                          -------------       -------------       -------------       -------------

Comprehensive income (loss)                               $   1,177,246       $     545,761       $   4,973,623       $    (447,550)
                                                          =============       =============       =============       =============

Basic Income Per Share:
  Income from continuing operations before
     Discontinued operations                              $         .21       $         .07       $         .75       $       (0.00)
  Discontinued operations                                            --                  --                (.01)                 --
                                                          -------------       -------------       -------------       -------------
  Net income per share                                    $         .21       $         .07       $         .74       $       (0.00)
                                                          =============       =============       =============       =============

Diluted Income Per Share:
  Income from continuing operations before
     discontinued operations                              $         .21       $         .07       $         .75       $       (0.00)
  Discontinued operations                                            --                  --                (.01)                 --
                                                          -------------       -------------       -------------       -------------
  Net income per share                                    $         .21       $         .07       $         .74       $       (0.00)
                                                          =============       =============       =============       =============

Weighted Average Number of Shares Outstanding
  Used For:
  Basic income per share                                      7,109,998           6,626,470           7,108,333           6,669,969
  Diluted income per share                                    7,109,998           6,626,470           7,108,333           6,669,969

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1998               1999
                                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $  5,271,512       $    (21,576)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Deferred income taxes                                                                     956,580          1,321,556
     Minority interest in income of subsidiary                                                 133,057            234,923
     Depreciation and amortization                                                           2,599,754          2,888,787
     Loss from partnerships                                                                     36,000             12,000
     Loss from sale of assets                                                                   30,473            359,844
     Allowance for doubtful accounts                                                           133,902             98,000
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                           12,631,625         (1,721,120)
       Increase in inventories                                                              (1,064,252)          (974,051)
       Decrease (increase) in prepaid expenses and other current
         assets                                                                                282,041         (4,788,707)
       Increase in other assets                                                             (2,384,983)        (2,488,668)
       (Decrease) increase in accounts payable and accrued expenses                        (11,797,165)         8,316,879
       Decrease (increase) in income taxes receivable                                           81,536         (3,019,701)
       Increase in deferred revenue                                                            324,882          3,977,982
       (Decrease) increase in other liabilities                                               (525,823)             4,038
                                                                                          ------------       ------------
        Net cash provided by operating activities                                            6,709,139          4,200,186
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets held for sale                                                254,809                 --
     Proceeds from sale of other investments                                                        --            601,938
     Other investments                                                                        (529,328)          (196,229)
     Capital expenditures                                                                   (1,139,915)        (1,867,162)
     Purchase of subsidiaries                                                               (2,989,984)        (5,394,202)
                                                                                          ------------       ------------
        Net cash used in investing activities                                               (4,404,418)        (6,855,655)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayments of) loans payable                                         1,177,895           (126,742)
     Proceeds from long-term debt                                                              491,324          4,246,114
     Repayments of long-term debt                                                           (3,534,642)        (2,562,818)
     Purchase of treasury shares                                                                    --           (563,253)
     Proceeds from sale of common stock                                                         19,169                 --
                                                                                          ------------       ------------
        Net cash (used in) provided by financing activities                                 (1,846,254)           993,301
     Effect of foreign exchange rates on cash                                                 (297,889)          (425,974)
                                                                                          ------------       ------------
        Net increase (decrease) in cash and cash equivalents                                   160,578         (2,088,142)
  Cash and cash equivalents, beginning of period                                             5,214,197          2,480,566
                                                                                          ------------       ------------
  Cash and cash equivalents, end of period                                                $  5,374,775       $    392,424
                                                                                          ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                              $    991,491       $    872,986
                                                                                          ============       ============
    Income taxes                                                                          $  2,959,197       $    246,739
                                                                                          ============       ============
  Non-cash investing activities:
       Capital lease obligations                                                          $         --       $     51,686
                                                                                          ============       ============
  Non-cash financing activities:
       Issuance of restricted stock                                                       $         --       $    167,500
                                                                                          ============       ============

See accompanying notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

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

NOTE 2            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Income results for the interim periods are not necessarily indicative of the results that may be expected for an entire year.

         In the first nine months of 1998, the Company's cost of sales was adjusted to reflect a proportionate share of the estimated LIFO supplement. During the first nine months of 1999, no adjustment was made to the LIFO supplement as the LIFO supplement is estimated to remain relatively constant during 1999.

         These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Form 10-K dated March 30, 1999.

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

         In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share under its Long-Term Incentive Plan ("LTIP"). During 1998 and 1999, the Company granted 6,000 and 100,000 options, respectively, under the LTIP to employees of JLM. The options granted in 1998 have an exercise price of between $10.50 and $11.00 while the options granted in 1999 have an exercise price of $5.00. Additionally, on January 1, 1999, the Company issued 40,000 shares of restricted stock to an officer of the Company of which 10,000 options were immediately vested and the other 30,000 vest ratably over three years (see Note
6). Due to employee turnover, there were 507,700 of such options and restricted stock outstanding as of September 30, 1999. The dilutive effect of the options included in the calculation of diluted weighted average shares outstanding is illustrated below for the three and nine months ended September 30:

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                  (UNAUDITED)
                                               1998           1999           1998          1999
                                            ---------      ---------      ---------      ---------
Basic weighted shares outstanding           7,109,998      6,626,470      7,108,333      6,669,969
Dilutive effect of outstanding options             --             --             --             --
                                            ---------      ---------      ---------      ---------
Diluted weighted shares outstanding         7,109,998      6,626,470      7,108,333      6,669,969
                                            =========      =========      =========      =========

NOTE 4            INCOME TAXES

         The provision (benefit) for income taxes for the three and nine months ended September 30, 1998 and 1999 is calculated using the estimated annual income tax rates based on projected annualized income.

NOTE 5            COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements. SFAS No. 130 does not require a specific format for that consolidated financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that consolidated financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a consolidated statement of financial position. The Company has adopted SFAS No. 130 in the accompanying unaudited consolidated financial statements of income (loss) and comprehensive income
(loss).

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

         During 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to 500,000 shares of its common stock. During the nine months ended September 30, 1999, the Company purchased 106,200 shares of its common stock for approximately $526,700 under the Program.

         In April 1999, the Company settled a 1997 contract dispute for $500,000. The item is included in costs of sales in the accompanying unaudited consolidated statement of income (loss) and comprehensive income (loss) for the nine months ended September 30, 1999. In addition, the Company sold an investment real estate property for approximately $600,000 cash. The sale of the property generated a loss of approximately $336,000 that is included in other income (expense) - net in the accompanying unaudited consolidated statement of income
(loss) and comprehensive income (loss) for the nine months ended September 30, 1999.

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

         Effective August 31, 1999 (the "Acquisition Date"), a certain subsidiary of JLM Industries, Inc. ("JLM" or the "Company") purchased from Imperial Chemicals Industries PLC ("ICI PLC") (i) all of the assets and liabilities of ICI PLC's Colours and Industrial Chemicals Division of ICI South Africa and (ii) a majority of the shares of ICI South Africa Mozambique Limitada (the "Acquired Companies"). The Acquired Companies are operated under JLM's subsidiary, JLM Industries (South Africa) Pty. The total purchase price, including expenses, for the Acquired Companies was $5.4 million and was funded by the Company's available acquisition line of credit.

         The Acquired Companies are a supply chain management based distribution business that markets a broad range of high quality specialty and commodity chemicals to target markets, including surface coatings, textiles, chemical manufacturing, refractory and rigid packing. The Acquired Companies operate from modern leased facilities in Durban, Johannesburg, Cape Town, Port Elizabeth and Maputo, South Africa. The acquisition is accounted for under the purchase method in accordance with generally accepted accounting principles in the accompanying unaudited consolidated financial statements.

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

         JLM's business consists of a manufacturing and a marketing segment. JLM's manufacturing segment includes the operations of JLM Chemicals, Inc. and the sale of acetone manufactured at the Mt. Vernon Phenol Plant. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The marketing segment also includes an assumed allocation of revenues, costs of goods sold and expenses associated with the sale of products sourced from the Mt. Vernon Phenol Plant, whereby the allocation is determined on a basis consistent with the commission for sale of products manufactured at JLM Chemicals, Inc.

         The following unaudited schedule presents information about JLM's continuing operations in these segments and geographic locations for the nine months ended September 30:

                                         1998                1999
                                    -------------       -------------
INDUSTRY SEGMENT
Revenues:
  Marketing                         $ 181,755,775       $ 203,509,025
  Manufacturing                        44,255,934          28,495,694
                                    -------------       -------------
                                    $ 226,011,709       $ 232,004,719
                                    =============       =============

Operating Income (Loss):
  Marketing                         $   2,831,852       $   3,265,145
  Manufacturing                        10,131,344          (1,175,215)
  Corporate                            (1,947,027)         (1,756,535)
                                    -------------       -------------
                                    $  11,016,169       $     333,395
                                    =============       =============

Capital Expenditures:
  Marketing                         $     709,606       $   1,462,411
  Manufacturing                           366,050             399,751
  Corporate                                64,259               5,000
                                    -------------       -------------
                                    $   1,139,915       $   1,867,162
                                    =============       =============

Depreciation and Amortization:
  Marketing                         $     965,130       $   1,372,771
  Manufacturing                         1,266,987           1,271,849
  Corporate                               367,637             244,167
                                    -------------       -------------
                                    $   2,599,754       $   2,888,787
                                    =============       =============

Identifiable Assets:
  Marketing                         $  79,232,739       $  85,601,104
  Manufacturing                        29,801,233          24,818,225
  Corporate                            15,387,433          10,191,953
                                    -------------       -------------
                                    $ 124,421,405       $ 120,611,282
                                    =============       =============

                                         1998                1999
                                    -------------       -------------
GEOGRAPHIC LOCATION
Revenues:
  United States                     $ 146,196,516       $  98,527,361
  Venezuela                             6,907,948           5,294,869
  Holland                              37,322,519          61,618,170
  Singapore                            31,566,469          56,261,033
  Other nations                         4,018,257          10,303,286
                                    -------------       -------------
                                    $ 226,011,709       $ 232,004,719
                                    =============       =============

Operating Income (Loss):
  United States                     $  13,671,542       $  (2,072,042)
  Venezuela                              (242,922)           (284,884)
  Holland                                (308,132)          2,227,554
  Singapore                               267,915           1,294,710
  Other nations                           251,801             924,592
  Corporate                            (2,624,035)         (1,756,535)
                                    -------------       -------------
                                    $  11,016,169       $     333,395
                                    =============       =============

Identifiable Assets:
  United States                     $  81,920,474       $  71,281,240
  Venezuela                             6,656,212           4,204,841
  Holland                              18,536,862          19,952,522
  Singapore                            11,798,639          10,971,307
  Other nations                         5,509,218          14,201,372
                                    -------------       -------------
                                    $ 124,421,405       $ 120,611,282
                                    =============       =============

NOTE 8            SUBSEQUENT EVENTS

         On November 8, 1999, the Company and Societe Financiere d' Entreposage et de Commerce International de l'Alcool, S.A. ("Sofecia") entered into a contract for the purchase of the Sofecia USA industrial ethyl alcohol distribution business. The acquisition includes various assets including inventory, receivables and contractual commitments of Sofecia USA. Sofecia is engaged in the marketing and distribution of synthetic and fermentation grade ethyl alcohol throughout the United States. The purchase of Sofecia was $2.1 million plus additional annual payments, based on earnings as defined in the contract, to be made over the next five years. The acquisition will be accounted for under the purchase method in accordance with generally accepted accounting principles.

         In October 1999, the Company negotiated a line of credit agreement with a bank for $5.0 million to be used in the Company's South African subsidiary. Additionally in October 1999, the Company increased its current domestic working capital line from $15.0 million to $20.0 million.

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

         Within the Company's manufacturing segment, the Blue Island phenol/acetone plant continued to operate at full capacity during the three and nine months ended September 30, 1999.

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

         In July 1999, the Company entered into an agreement with Imperial Chemicals Industries PLC, to acquire all of the assets and liabilities of its Colours and Industrial Chemicals Division of ICI South Africa and the majority shareholdings in

ICI South Africa, Mozambique (South Africa) Pty. The business is a supply chain management based distribution business, which markets a broad range of high quality specialty and commodity chemicals to target markets. This acquisition will facilitate JLM's entrance into the growing South African market, strengthen our existing international business interest and will further leverage our global service capabilities.

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments.

                                        THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------------------     ----------------------------------------------
                                                            (in thousands, except percentages)
                                    1998                     1999                     1998                     1999
                                 ---------                ---------                ---------                ---------
Revenues:
  Marketing                      $  70,157       84.4%    $  71,527       85.1%    $ 181,756       80.4%    $ 203,509        87.7%
  Manufacturing                     12,923       15.6%       12,525       14.9%       44,256       19.6%       28,496        12.3%
                                 ---------    -------     ---------    -------     ---------    -------     ---------     -------
                                 $  83,080      100.0%    $  84,052      100.0%    $ 226,012      100.0%    $ 232,005       100.0%
                                 =========    =======     =========    =======     =========    =======     =========     =======
Gross profit:
  Marketing                      $   6,072       64.9%    $   6,051       94.9%    $  13,741       50.9%    $  15,833        87.9%
  Manufacturing                      3,291       35.1%          327        5.1%       13,268       49.1%        2,181        12.1%
                                 ---------    -------     ---------    -------     ---------    -------     ---------     -------
                                 $   9,363      100.0%    $   6,378      100.0%    $  27,009      100.0%    $  18,014       100.0%
                                 =========    =======     =========    =======     =========    =======     =========     =======

Segment operating income:
  Marketing                      $   1,804       44.5%    $   1,706      199.5%    $   2,832       21.8%    $   3,265       156.2%
  Manufacturing                      2,246       55.5%         (851)      --          10,131       78.2%       (1,175)       --
                                 ---------    -------     ---------    -------     ---------    -------     ---------     -------
Total segment operating income       4,050      100.0%          855      100.0%       12,963      100.0%        2,090       100.0%
Corporate expenses                    (676)      --            (616)      --          (1,947)      --          (1,757)       --
                                 ---------    -------     ---------    -------     ---------    -------     ---------     -------
Total operating income           $   3,374      100.0%    $     239      100.0%    $  11,016      100.0%    $     333       100.0%
                                 =========    =======     =========    =======     =========    =======     =========     =======

         During the nine months ended September 30, 1998 and 1999, the manufacturing segment sold approximately $37,617,000 and $24,072,000, respectively, of products to the marketing segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues increased $1.0 million to $84.1 million for the three months ended September 30, 1999 from $83.1 million for the comparable period in 1998, an increase of 1.2%. Revenues for the marketing segment increased $1.3 million to $71.5 million for the three months ended September 30, 1999 from $70.2 million for the comparable period in 1998. The slight increase in the marketing revenues was generally the result of sales from the Company's 1998 and 1999 acquisitions, partially offset by decreased selling prices on most of the Company's products. Revenues for the manufacturing segment decreased $0.4 million to $12.5 million for the three months ended September 30, 1999 compared to $12.9 million for the comparable period in 1998, a decrease of 3.1%. This decrease in the manufacturing segment revenues was due primarily to lower overall selling prices for the two main products, acetone and phenol, during the third quarter of 1999 compared to the same period in 1998.

         GROSS PROFIT. Gross profit decreased $3.0 million to $6.4 million for the three months ended September 30, 1999 from $9.4 million for the comparable period in 1998, a decrease of 31.9%. As a percentage of revenues, gross profit decreased to 7.6% for the three months ended September 30, 1999 from 11.3% for the comparable period in 1998. Gross profit for the marketing segment remained constant at $6.1 million for the three months ended September 30, 1999 and 1998. This stabilization of the marketing gross margin was due primarily to lower margins on the Company's existing product base due to lower selling prices offset by margins on the Company's 1998 and 1999 acquisitions. Gross profit for the manufacturing segment decreased by $3.0 million to $.3 million for the three months ended September 30, 1999 from $3.3 million for the comparable period in 1998, a decrease of 90.9%. This decrease in manufacturing gross profit was principally the result of lower selling prices of its two main products, acetone and phenol, in addition to an increase in raw material costs during the three months ended September 30, 1999 compared to the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.1 million to $6.1 million for the three months ended September 30, 1999 from $6.0 million for the comparable period in 1998, an increase of 1.7%. This increase is primarily the result of expenses relating to the Company's 1998 acquisitions, including an increase of approximately $69,000 in amortization expense related to the goodwill and other intangibles resulting from these acquisitions. Without the 1998 acquisitions, selling, general and administrative expenses would have been $0.2 million lower in 1999 as compared to 1998. This reduction is due primarily to a reduction in personnel costs related to moving Browning's back office support to the Company's headquarters in Florida.

         OPERATING INCOME. Operating income decreased $3.2 million to $0.2 million for the three months ended September 30, 1999 from $3.4 million for the comparable period in 1998, a decrease of 94.1%. This decrease was principally as a result of the factors that decreased gross profit and increased selling, general and administrative expenses as discussed above.

         INTEREST EXPENSE - NET. Net interest expense decreased by approximately $0.1 million to $0.4 million for the three months ended September 30, 1999 from approximately $0.5 million for the comparable period in 1998, a decrease of 20.0%. This decrease in interest expense was principally due to the Company's lower borrowings on its loans payable specifically in the Company's foreign operations.

         OTHER INCOME (EXPENSE) - NET. Other income (expense) in 1999 and 1998 consisted principally of income (losses) from investments.

         FOREIGN CURRENCY EXCHANGE (LOSS) GAIN. Foreign currency exchange (loss) gain remained relatively constant for the three months ended September 30, 1999 compared to the same period in 1998. During the three months ended September 30, 1999, the Company experienced a slight strengthening in the currencies of its foreign subsidiaries compared to the U.S. dollar resulting in a loss of approximately $49,000.

         INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $.7 million for the three months ended September 30, 1999 compared to an income tax expense of $1.1 million for the comparable period in 1998. The net income tax benefit for the three months ended September 30, 1999 was incurred primarily on the Company's U.S. operations and was partially offset by income and losses generated by the Company's foreign operations. The Company's Venezuelan operation has not recorded any income tax benefit in 1998 or 1999 due to the uncertainty of utilizing its income tax loss carryforwards. Furthermore, the Company's Holland operations, which had net income for the three months ended September 30, 1999, did not record any income tax expense due to its loss carryforward positions. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's Foreign Sales Corporation ("FSC") that has an effective tax rate of 11.8%.

         NET INCOME (LOSS). During the three months ended September 30, 1999, the Company's net income decreased by $1.0 to $0.5 million compared to approximately $1.5 million for the same period in 1998. This decrease in net income in the three months ended September 30, 1999 compared to the same period in 1998 was due to the factors stated above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues increased $6.0 million to $232.0 million for the nine months ended September 30, 1999 from $226.0 million for the comparable period in 1998, an increase of 2.6%. Revenues for the marketing segment increased $21.7 million to $203.5 million for the nine months ended September 30, 1999 from $181.8 million for the comparable period in 1998, an increase of 11.9%. The increase in marketing revenues was generally the result of sales from the Company's 1998 and 1999 acquisitions, partially offset by decreased selling prices on most of the Company's products. Revenues for the manufacturing segment decreased $15.8 million to $28.5 million for the nine months ended September 30, 1999 compared to $44.3 million for the comparable period in 1998, a decrease of 35.7%. This decrease in manufacturing segment revenues was due primarily to lower overall selling prices for the two main products, acetone and phenol, during the first nine months of 1999 compared to the same period in 1998.

         GROSS PROFIT. Gross profit decreased $9.0 million to $18.0 million for the nine months ended September 30, 1999 from $27.0 million for the comparable period in 1998, a decrease of 33.3%. As a percentage of revenues, gross profit decreased to 7.7% for the nine months ended September 30, 1999 from 11.9% for the comparable period in 1998. Gross profit for the marketing segment increased $2.1 million to

$15.8 million for the nine months ended September 30, 1999 compared to $13.7 million for the same period in 1998. The increase of the marketing gross margin was due to sales volume increases, principally from the Company's 1998 and 1999 acquisitions, partially offset by lower margins on the Company's existing products due to lower selling prices and the settlement of a 1997 contract dispute for $.5 million. Gross profit for the manufacturing segment decreased by $11.1 million to $2.2 million for the nine months ended September 30, 1999 from $13.3 million for the comparable period in 1998, a decrease of 83.5%. The decrease in manufacturing gross profit was principally the result of lower selling prices in its two main products, acetone and phenol, coupled with increasing raw material costs during the nine months ended September 30, 1999 compared to the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.7 million to $17.7 million for the nine months ended September 30, 1999 from $16.0 million for the comparable period in 1998, an increase of 10.6%. This increase is primarily the result of expenses relating to the Company's 1998 and 1999 acquisitions, including an increase of approximately $214,000 in amortization expense related to the goodwill and other intangibles resulting from these acquisitions. Without the 1998 acquisitions, selling, general and administrative expenses would have been $3.3 million lower in 1999 as compared to 1998.

         OPERATING INCOME. Operating income decreased $10.7 million to $0.3 million for the nine months ended September 30, 1999 from $11.0 million for the comparable period in 1998, a decrease of 97.3%. This decrease was principally as a result of the factors that decreased gross profit and increased selling, general and administrative expenses as discussed above.

         INTEREST EXPENSE - NET. Net interest expense increased by approximately $0.1 million to $1.2 million for the nine months ended September 30, 1999 from approximately $1.1 million for the comparable period in 1998, an increase of 9.1%. This marginal increase in interest expense was principally due to the Company's borrowings on its lines of credit to finance certain of its 1998 and 1999 acquisitions partially offset by lower borrowings on loans payable in the Company's foreign operations during the nine months ended September 30, 1999.

         OTHER INCOME (EXPENSE) - NET. Other income (expense) in 1998 and 1999 consisted principally of income (losses) from investments. In 1999, other income (expense) consisted primarily of a loss on the sale of investment real estate of approximately $336,000 that was sold for approximately $600,000. This loss in 1999 was partially offset by income from the Company's other investments.

         FOREIGN CURRENCY EXCHANGE GAIN (LOSS). During the nine months ended September 30, 1999, the Company incurred approximately $0.1 million of foreign exchange losses as compared to foreign exchange gains of $0.1 million during the same period in 1998. The loss in 1999 is due to the slight strengthening in the currencies of the Company's foreign subsidiaries compared to the U.S. dollar.

         INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $1.3 million for the nine months ended September 30, 1999 compared to an income tax expense of $4.5 million for the comparable period in 1998. The net income tax benefit for the nine months ended September 30, 1999 was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's foreign operations. The Company's Venezuelan operation has not recorded any income tax benefit in 1998 or 1999 due to the uncertainty of utilizing its income tax loss carryforwards. Furthermore, the Company's Holland operations, which had net income for the nine months ended September 30, 1999, did not record any income tax expense due to its loss carryforward positions. In addition, the Company's consolidated effective tax rate is lower than the statutory rate due to the Company's ability to reduce its taxable income on U.S. export sales through the use of the Company's FSC that has an effective tax rate of 11.8%.

         NET INCOME (LOSS). During the nine months ended September 30, 1999, the Company incurred a net loss of approximately $21,000 compared to net income of approximately $5.3 million for the same period in 1998. This change from net income to net loss in the first nine months ended September 30, 1998 compared to the same period of 1999 was due to the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company renegotiated additional lines of credit with two new financial institutions in the amount of $52 million. In October 1999, the Company negotiated an increase in its domestic working capital line by $5.0 million and negotiated an additional $5.0 working capital line to be used in the Company's South African operations. The Company currently has a total borrowing capacity of approximately $124.5 million.

         Net cash provided by operating activities decreased by $2.5 million to $4.2 million for the nine months ended September 30, 1999 compared to $6.7 million for the same period in 1998. This decrease was due primarily to lower net income in the nine months ended September 30, 1999 combined with the changes in the other operating accounts. Net cash used in investing activities increased by approximately $2.5 million to $6.9 million for the nine months ended September 30, 1999 compared to $4.4 million for the same period in 1998. This increase was primarily the result of the $5.4 million used to purchase the Acquired Companies compared to $3.0 million to purchase Browning and Tolson in 1998. Net cash provided by financing activities was $1.0 million during the nine months ended September 30, 1999 compared to cash used in financing activities of $1.8 million for the same period in 1998. This change was due primarily to the borrowings on the Company's acquisition line of credit to fund the purchase of the acquired companies in 1998, mentioned above, partially offset by changes in the Company's borrowings and repayments of its loans payable and other long-term debt.

         The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $0.1 million for the remainder of 1999 and $.75 million for 2000.

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

         The Company began in late fiscal 1996 to search for a new business core application that would provide more flexibility with the Company's growing needs as well as being Year 2000 compliant. In the first quarter of 1998, the Company concluded its search and began the transition to the new application system and completed conversion on September 1, 1999 for all domestic JLM companies. Additionally, the Company has completely replaced all other hardware and software programs to i) provide standardization of the Company's computer environment and ii) to ensure that they are all Year 2000 compliant.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The majority of the Company's U.S. transactions are denominated in U.S. dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. In addition, the Company has, in the past, entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During 1999, the Company has not entered into any material fixed financial hedge contracts, and there were no fixed financial contracts open as of September 30, 1999.

COMMODITY PRICE RISK

         JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. At September 30, 1999, the Company had the following related to inventory exchanges:

         Total net pounds receivable under the exchange contracts      2,015,508

         Due to the fact that the Company is a market maker in the largest component of its inventory exchanges acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the majority of its inventory exchanges in order to minimize the market risk inherent in such positions.

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

ITEM 3 -          DEFAULTS UPON SENIOR SECURITIES:  None.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.

ITEM 5 -          OTHER INFORMATION:  None.

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       EXHIBIT
         NO.                  DESCRIPTION
       -------                -----------

         27                   Financial Data Schedule

   (b) Reports on Form 8-K during quarter ended September 30, 1999:

       On September 16, 1999, the Company filed a Current Report on Form 8-K to report the purchase of two South African companies as more fully included in Item 5 as set forth therein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                JLM INDUSTRIES, INC.

Dated:  November 15, 1999           /s/ JOHN L. MACDONALD
                                    --------------------------------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer



                                     /s/ FRANK A. MUSTO
                                    --------------------------------------------
                                    Frank A. Musto
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)