Form 10-K
period 1999-12-31
JLM INDUSTRIES INC
filed 2000-03-31
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
                                   ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1999

                                Commission File No.

                               JLM INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter.)

               Delaware                                      06-1163710
     ------------------------                 --------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

                    8675 Hidden River Parkway, Tampa, FL  33637
                      (Address of principal executive office)
                                 (813) 632-3300
                (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.  Yes [ ]       No [x]

     The aggregate market value of common stock held by non-affiliates of the registrant at March 24, 2000 was $27,906,979, based upon the last reported sales price of the Common Stock as reported by the NASDAQ National Market.
The number of shares of the registrant's Common Stock outstanding at March 24, 2000 was 6,646,380.

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

                                   PART I

ITEM 1.  BUSINESS:

BUSINESS OVERVIEW

     JLM Industries, Inc. ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed as the seventh largest chemical distributor in North America and a manufacturer and merchant marketer of acetone and phenol. The
Company will continue to strengthen its position in its core chemical businesses, and will aggressively expand its capabilities in specialty chemicals and plastics. The Company continues to maintain and expand long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and constantly adds new product capabilities through new distribution agreements and acquisition and investment opportunities. The Company sells its products worldwide to over 1000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

     In 1977, John L. Macdonald, the Chief Executive Officer and President of the Company, co-founded Gill and Duffus Chemicals, Inc., the domestic chemical trading operation of the London-based Gill and Duffus Holding PLC. As part of a management buy-out in 1982, Mr. Macdonald purchased Gill and Duffus Chemicals, Inc., and subsequently merged into Steuber Company, Inc., the domestic operations of the Steuber Group, a worldwide chemical distribution company. In 1986, Mr. Macdonald purchased the U.S. assets of Steuber Company and formed JLM as the successor.

     Since 1986, the Company has grown rapidly by expanding its product sourcing arrangements and product offerings, acquiring manufacturing and terminaling facilities and providing superior customer service and product quality and availability. Among the Company's most significant corporate milestones are (i) its investment in 1987 in the Mt. Vernon Partnership, (ii) the formation in 1992 of Olefins Terminal Corporation ("OTC"), (iii) the acquisition of the JLM Terminal in 1992 and (iv) the acquisition of the Blue Island Plant in 1995. In addition, the Company entered into its first exclusive marketing agreement with Sasol Chemical Industries (PTY) Ltd. (South Africa) ("SasolChem") in 1987, and began its expansion into the international markets with the opening of offices in Canada in 1987, Venezuela in 1992, Western Europe in 1995 and Eastern Europe and the Far East in 1998. Over the past two years, the Company has continued its expansion both domestically and internationally through the acquisitions of Browning Chemical Corporation ("Browning"), Inquinosa International S.A. ("Inquinosa"), Tolson Holland B.V., Tolson Transports B.V. and Tolson Asia LTD (the "Tolson Group"), ICI PLC's Colours and Industrial Chemical Division of ICI South Africa, and a majority of the shares of ICI South Africa Mozambique and Societe Financiere d' Entreposage et de Commerce International de l' Alcool, SA ("Sofecia") USA industrial ethyl Alcohol distribution business, and the joint initiative with Sasol Solvents (Sasol) for marketing ethyl alcohol (ethanol) in North America. Through the acquisition of Browning, the Company diversified into the domestic inorganic chemical distribution business, which was synergistic with the Company's current infrastructure. The new business not only expanded the Company's product mix but also added increased margins. Inquinosa has contributed to JLM's ability to be a niche player in the agrochemical sector. Additionally, with the acquisition of the Tolson Group, the Company has further expanded its client base in Europe and Asia. The purchase of certain divisions of ICI's South African operations continued the Company's strategy by further expanding into a broad range of high quality specialty and commodity chemicals to target markets, including surface coatings, textiles, chemical manufacturing, refactory and rigid packaging. The acquisition of the ethanol business from Sofecia and the joint initiative with Sasol will further enhance JLM's ability to provide a broad range of pure and formulated ethanol to core markets and key customer partners.

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

     Phenol selling prices and margins, at cyclical highs during 1995 through 1997, declined in 1998 and 1999. Although new production capacity will not come on line until the second half of 2000, price erosion has occurred in both acetone and phenol as key supply players are positioning themselves for additional market share. The Company still expects worldwide and North American phenol demand to continue to grow by approximately 5.0% per year for the next five years. The main component of this growth will be in increased demand for polycarbonate resins that is estimated to grow by 8 to 10% per year while phenolic resins are expected to have a zero growth rate over this same period. In the U.S., confirmed new capacity includes Aristech, Shell and Phenol Chemie with a combined total of 1.6 billion pounds. This is in excess of 30% of current U.S. capacity. JLM does not forecast any further significant erosion in prices from January 2000 as net selling prices are already below costs. All major U.S. producers have announced price increases of up to $0.08 per pound effective the start of the second quarter 2000.



<PAG>  4
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

     According to industry sources, current world acetone production capacity is approximately 8.5 billion pounds (2.9 billion pounds in North America). Selling prices and margins for acetone were at cyclical highs in 1995 and early 1996, similar to those for phenol, driven by growth in the use of acetone for the production of MMA and BPA (for engineering plastics) and a rejuvenated market for acetone based solvents. In 1998, these selling prices and margins began to decline from their cyclical highs. However, during the second half of 1999, Acetone pricing has increased in each of the respective quarters and continued its upward trend into 2000. World demand is expected to grow approximately 2.5% annually. New capacity additions in Europe and the U.S. for phenol, due to come on stream during the second half of 2000, would increase the capability for acetone production, which could be partially offset by closure of on-purpose production over the next few years. The Company expects acetone demand in North America to grow approximately 3.6% annually through 2002, driven primarily by growth in the BPA market of approximately 8 to 10% annually, renewed growth in acetone-based solvents of 4.5% annually, and a continued recovery in the MMA market.

     Propylene

     According to industry sources, current world propylene capacity is approximately 100 billion pounds with global demand for propylene. North American capacity is currently approximately 30 billion pounds with North American demand expected to grow approximately 2.5% per year. The U.S. is expected to take a significant role in producing and sourcing propylene to international consumers.

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

BUSINESS STRATEGY

     The Company's principal objective is to continue to expand the number of sources and breadth of its chemical products and the markets in which it distributes these products to enhance its position as a leading supplier to the worldwide chemical industry. Key elements of the Company's business strategy include:

     - Expand Sources of Supply through Joint Ventures, Acquisitions and Strategic Relationships. The Company continues to identify and capitalize on domestic and international opportunities to expand sources of products in, or consistent with, its core business. These opportunities include joint ventures, acquisitions and strategic relationships. Consistent with its strategy, the Company in recent years has established a long-term supply arrangement with SasolChem for specialty chemicals, concluded an agreement with Solutia for additional phenol supplies from their new plant when built, acquired Browning, which was an experienced marketer of inorganic chemicals with a diversified product range serving industrial, food processing, personal care and pharmaceutical markets, including USP and FDA regulated applications.

     - Increase Sales of Existing Products; Add New Products. The Company will continue to develop its existing relationships and establish new relationships to increase the overall volume and types of products it distributes by (i) increasing the amount distributed by the Company of an existing supplier's output of a given chemical, (ii) distributing additional products for existing suppliers and (iii) adding new chemical producers to its supplier base. During 1996, the Company entered into agreements to distribute approximately 70 million additional pounds of chemicals for both existing and new suppliers, including Lyondell Chemical Company ("Lyondell"), and Solutia, Inc. ("Solutia"). In addition, the Company recently expanded the product line it distributes for Sasol Solvents. The Company had entered into agreements with CONDEAVista Company ("CONDEAVista") to distribute butanol. The Company recently acquired the ethanol business of Sofecia, and established a new marketing agreement with Sasol to provide a broad range of pure and formulated ethanol to JLM's core markets and key customer markets.

     - Continue International Expansion. The Company currently has international operations in South America, Europe (including Russia and the Czech Republic),Asia and South Africa. JLM intends to continue to utilize its chemical market experience, distribution and logistics capabilities and industry relationships to increase its international presence. In 1999, the Company continued its acquisition strategy by acquiring the Colours and Industrial Chemicals Division of ICI South Africa and the majority shareholdings in ICI South Africa Mozambique Limitada. The Company believes this acquisition will strengthen the existing international business interest of the group and further leverage its global service capabilities. JLM's worldwide network of companies will enhance South Africa's supply portfolio while at the same time strengthen the relationship with local offshore and domestic suppliers utilizing the Company's global subsidiaries.

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

PRODUCTS AND CUSTOMERS

     JLM markets more than 400 chemical products to over 1,000 customers worldwide. In 1999, sales of acetone, phenol and propylene accounted for approximately 29.6% of the Company's total revenues. Set forth below is certain information about the Company's sales of acetone, phenol, propylene and certain other products, including representative customers for such products.

     Acetone

     In 1999, JLM distributed approximately 281 million pounds of acetone, of which approximately 88.3% was sourced from the Blue Island Plant and the Mt. Vernon Plant. The largest end market application of acetone is as a raw material in the production of MMA, an important chemical intermediate used to make aircraft windows, lighting fixtures, medical/dental parts, storm doors and taillight lenses. Additional end market applications for acetone include adhesives, pharmaceuticals, solvents, paints and plastics. JLM's acetone customers include Ashland, B.F. Goodrich, DuPont, 3M, and Rohm & Haas.

     Phenol

     In 1999, the Company distributed approximately 110 million pounds of phenol, of which approximately 84.0% was sourced from the Blue Island Plant. The two largest end market applications for phenol are phenolic resins, which are used in adhesives and bonding agents in plywood and other forest products and BPA. JLM's phenol customers include Borden, Georgia Pacific and Neste.

     Propylene

     In 1999, the Company distributed approximately 219 million pounds of propylene. The largest end market application for propylene is as a raw material in the production of polypropylene which is used in the manufacture of appliance parts, automobile components, brushes, carpeting, rope and tape. Propylene is also used in the production of foams for furniture, insulation, elastomers, molded goods and pharmaceuticals. The Company also markets other olefins, including butadiene and ethylene. The Company's olefins customers include DuPont, Exxon Corporation ("Exxon"), GE and Goodyear. JLM's propylene customers include Borealis Exploration Limited, DSM and Dow Chemical Corporation ("Dow Chemical").

     Other Products

     In addition to acetone, phenol and propylene, the Company markets and distributes other commodity, inorganic and specialty chemicals including acetophenone, benzoic acid, butadiene, cumene, DDVP, esters, ethylene, fumaric acid, ketones, lindane, methanol and various grades of formulated ethanol. Some of JLM's customers for these products include BASF Corp., Dow Chemical, DSM, Goodyear, Lilly Industries Inc., PPG Industries Inc., Repsol, S.A. (Spain) ("Repsol") and Shell Chemicals Canada.

     During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10.0% of the Company's revenues.

MANUFACTURING AND PRODUCT SOURCING

     In order to support its worldwide marketing and distribution capabilities, the Company continually seeks to acquire assets and establish relationships to provide consistent and reliable sources of products. JLM sources a majority of its products from its Blue Island Plant and the Mt. Vernon Plant. In 1999, the Blue Island Plant and Mt. Vernon Plant collectively supplied approximately 88.3% of the total acetone sold by JLM and the Blue Island Plant supplied approximately 84.0% of the total phenol sold by JLM.

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

     The raw materials required for the production of cumene are propylene and benzene. The Company, under a long-term supply agreement which expires in 2005, obtains propylene via direct pipeline from the Clark Oil refinery located adjacent to the Blue Island Plant. The Company believes that the terms of its propylene supply contract provide it with a significant raw material cost advantage over many of its competitors, in part because the Company does not have to pay for any transportation costs for the propylene purchased under the supply agreement. The Company also purchases benzene from Clark Oil as a result of Clark's purchase of British Petroleum's Lima refinery.

     Currently, the Blue Island Plant is operating at 60% capacity, meeting customer demand. In order to economically expand production capacity, it would be necessary to increase its capacity to that of a world-scale facility. However, physical limitations at the Blue Island Plant prohibit such an increase, and as a result the Company has no plans to expand the Blue Island Plant.

     Mt. Vernon Partnership

     In addition to its ownership of the Blue Island Plant, JLM participates in a manufacturing joint venture with GE and an affiliate of CITGO (the "Mt. Vernon Partnership") which owns and operates the Mt. Vernon Plant. The Company owns a 2.0% partnership interest in the Mt. Vernon Partnership, an Indiana limited partnership, that was formed to purchase the Mt. Vernon Plant from GE in November 1987. The Company's principal purpose for entering into the partnership was to secure a long-term source of supply for acetone. In 1988, the Company entered into a long-term acetone sales agreement with the Mt. Vernon Partnership. Under the terms of the acetone agreement, the Company is obligated through the year 2002, and thereafter unless the agreement is terminated upon prior notice, to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Petrochemicals, Inc. ("GE Plastics"). The agreement further provides that the Mt. Vernon Partnership cannot terminate the agreement as long as JLM is a partner in the Mt. Vernon Partnership. The initial term of this agreement expires in 2002, and continues thereafter for successive one-year terms unless one year's notice is otherwise provided by either party.

     The Company has profitably marketed all the acetone offered under this agreement and believes that it will be able to do so in the future. Since 1994, the Company has sourced on average approximately 225 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds, and it is anticipated over the next four years that the amount of acetone available to JLM will be further reduced by approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics. Through improvement in operating efficiency the Mt. Vernon plant has increased their acetone output, thereby offsetting increased internal consumption. As a result, JLM does not anticipate any further material reduction in volume.

     Under the terms of the partnership agreement for the Mt. Vernon Partnership, the management of the business and affairs of the partnership is controlled by the partners owning at least 66.0% of the partnership interests. The Mt. Vernon Partnership has entered into an operation and maintenance agreement with GE pursuant to which GE manages, operates and maintains the Mt. Vernon Plant. The partnership agreement generally provides GE with the right at any time to require the sale of JLM's interest in the Mt. Vernon Partnership to a third party selected by GE and the right after December 31, 2008, to directly purchase JLM's interest in the partnership.

     Supplier Relationships

     In addition to its manufacturing facility and joint venture, JLM sources its products through long-established supplier relationships with many of the largest and most well-known chemical companies worldwide. Suppliers to JLM include Lyondell Chemicals, Repsol, CONDEA Vista, Aristar, and Sasol Solvents. The structure of the Company's long-term relationships with its outside suppliers helps the Company mitigate the impact of cyclical market fluctuations in product supply and price to which typical spot traders or distributors are exposed. In a majority of JLM's supply contracts, the purchase price paid by JLM is not determined until after JLM sells the product, and is generally based on a fixed percentage profit per unit of product sold. In contrast, the typical spot trader or distributor may agree to a fixed purchase price prior to the sale, taking the market risk of effecting a successful resale of the product. In addition, spot traders do not typically enter into long-term supply contracts or relationships, thereby reducing their ability to service the needs of both customers and suppliers.

     In 1988, the Company entered into an agreement to purchase acetone from SasolChem, which was to remain in effect until either party gave six months notice of termination. In 1992, the Company entered into new agreements with SasolChem to purchase additional quantities of acetone, methyl-ethyl ketone and n-propanol. These new agreements are on terms substantially similar to its existing acetone agreement with SasolChem. The Company has since expanded its relationship with SasolChem to include the purchase and distribution of methyl-isobutyl ketone and ethanol in North America. In conjunction with Sasol's planned expansion in the coming years, JLM expects to add to its current portfolio several key solvents, including additional acetates and oxo-alcohols and their related downstream products.

     In 1999, the Company and Sasol Solvents ("Sasol") entered into a joint initiative for marketing ethyl alcohol (ethanol) in North America. Sasol commissioned a new world scale ethanol production unit located in Secunda South Africa. With a nameplate capacity of 85,000 metric tons per annum, this plant will join units already in operation for Sasol and will expand their overall capacity to 125,000 metric tons per annum of high purity ethanol. Simultaneously, JLM brought on line a state of the art computerized blending and denaturing facility dedicated to serving the North American ethanol market. Located in Wilmington North Carolina at the site of its subsidiary, JLM Terminals Inc., the blending facility uses the latest in liquid handling and metering technology, ensuring accuracy and efficiency. Additionally, a new dedicated quality control laboratory located on site will be commissioned to meet customer needs for high quality ethanol blends for the personal care, coatings, inks, and industrial markets. The required denaturants are stored on site to ensure a seamless operation from production to delivery. Additionally. the Company entered into agreements with Lyondell Chemical Company and CONDEA Vista to distribute n-propanol and butanol and ethyl acetate, respectively.

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

     The Company has additional terminal and storage facilities located at the JLM Terminal on the Cape Fear River in Wilmington, North Carolina. The JLM Terminal is located on 14 acres of land, is accessible to ship, barge, rail and truck, is capable of handling a broad range of products including methanol, oxygenated solvents and inorganic chemicals, and has a total capacity of 18.0 million gallons. The facility includes three tank truck loading bays, six loading bays for jumbo rail cars, laboratory services and a computerized weigh scale. Of the total storage capacity at the JLM Terminal, the Company uses approximately 2.5 million gallons of capacity and the remainder is subject to long-term leases to third parties expiring in various years through 2002. See "Properties."

     The Company maintains inventory at strategic locations worldwide. The Company has implemented a plan to consolidate certain dry storage facilities by approximately 40% in an effort to add logistical efficiencies and at the same time streamline operations. As a result, the Company believes its storage facilities will be adequate for the Company's current and anticipated near-term needs. Should the need arise for substantial amounts of additional storage facilities in the future, the Company does not currently anticipate any material difficulties in obtaining sufficient new storage facilities through purchase or lease at prevailing commercially reasonable rates. The Company also operates a fleet of more than 125 rail cars and has long-term working relationships with a number of national barge lines and tank truck carriers. See "Properties."

SALES AND MARKETING

     Until the acquisition of Browning in 1998, the Company historically focused primarily on bulk quantity sales (generally in truckload lots) of commodity chemicals to over 1000 customers worldwide in a broad range of industries. With the acquisition of Browning, the Company now services an additional 400 customers in the U.S. primarily in the inorganic sector, generally selling in smaller quantities. Product sourcing and marketing efforts are handled principally by the Company's sales team of 41 full time employees. Individual salespersons are assigned principal responsibility for specific supplier or customer relationships and for specific products. In addition, each salesperson is required to be familiar with all of the Company's products, suppliers and customers. Therefore, the Company believes it is able to respond to customer and supplier needs as well as to take advantage of changing market conditions more effectively than its competitors.

     JLM has offices in the U.S., Canada, the Netherlands, Venezuela, Thailand, Colombia, the Czech Republic, Spain, Russia, and Singapore. Additionally through a recent acquisition, the Company now has an office in South Africa. JLM also has an alliance with a distributor in Spain and operates through agency relationships in Italy, Brazil, Peru and Taiwan.

     In 1997, the Company purchased a 25.0% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intends to construct a chemical plant in Vietnam that will produce dioctyl phthlate, a chemical used in the production of plastics such as PVC once market conditions warrant the building of the plant. The Vietnamese joint venture also intends to construct terminaling and storage facilities in Vietnam and Malaysia. Subsequently, in January 2000, the Company exchanged its 25% interest in SK Asia and 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM.

      Approximately 3.8% of the Company's revenues in 1999 were from sales of specialty chemicals. Prices for specialty chemicals are generally subject to smaller fluctuations than are those for commodity chemicals, and specialty chemical sales generally carry higher gross margins. In establishing supply and distribution relationships in specialty chemicals, the Company attempts to leverage existing relationships and knowledge of the needs and objectives of both suppliers and customers.

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

     In its olefins marketing activities, JLM focuses on the international marketing of olefin petrochemical gases that require specialized shipping, handling and storage. The Company's olefins marketing activities to date have been largely trading oriented. However, the Company has developed long-term relationships with essential industry participants and its access to terminal and storage facilities will enable the Company to become a large volume marketer of olefins globally. The Company has long-term supply and sales contracts with a number of major olefins producers and consumers in North America, South America, Europe and Asia. For example, the Company has supply relationships with Repsol and Copene-Petroquimica do Nordeste S.A. to source butadiene for the U.S. and with Diamond Koch, Equistar, and Enterprise to export propylene from the U.S. Some of the Company's significant olefins customers include Dow, DuPont, Exxon, GE and Goodyear.

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

EMPLOYEES

     As of December 31, 1999, the Company and its consolidated subsidiaries had 231 full-time employees. Of these, 124 employees were in management and administration, 56 in sales and marketing and 51 were in production and distribution. Approximately 25 of the Company's domestic employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union (the "Union"). This agreement expires on October 31, 2001. The Company considers its relations with both its union and non-union employees to be satisfactory.

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

     Although elevated levels of certain petroleum-related substances, organic chemicals and metals have been detected in groundwater and/or soils at the Company's Wilmington, North Carolina terminal facilities, the Company believes that the presence of such substances is the result of either historical use prior to the Company's acquisition of the site from Union Oil Company of California ("Unocal") in 1992 of the Company's Cape Fear Terminal and in 1998 of the Carolina Terminal and, potentially, in the case of the Cape Fear Terminal, migration from neighboring facilities (including an adjacent Superfund site that is currently being remediated). In 1998, the Company assumed from Unocal, the prior owner of the site, the implementation of state approved Remedial Action Plans ("RAPs") to address onsite petroleum contamination at the Cape Fear Terminal and at the Carolina Terminal. Compliance with the RAPs does not foreseeably require any capital expenditures and the Company believes that owners of the neighboring properties may bear a significant portion of the responsibility for any additional remediation. Except for the ongoing remediations, no significant cleanup activities have been conducted at the Cape Fear Terminal since it was acquired by the Company in 1992 or at the Carolina Terminal since its acquisition by the Company in 1998. Should remedial activities be conducted to address contaminants that are not petroleum-related, the Company has insufficient information regarding the types, concentrations, and possible cleanup levels of onsite contaminants to reasonably estimate costs that may be associated with such remediation. The Company believes that the low levels of various organic compounds detected in soils and groundwater at the Blue Island plant are the result of historical use of the site prior to its acquisition by the Company in 1995 and/or migration from neighboring facilities. The concentrations of some of these compounds exceed established state groundwater standards and/or cleanup objectives. However, the Company also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk), and the fact that the site is pending removal from the federal list of contaminated sites. To date, the Company has not been required to plan, undertake or fund any remedial activities.

     Levels of organic compounds slightly in excess of regulatory reporting thresholds were detected in groundwater at the Polychem plant owned by the Company. The Company had previously been addressing the problem, and recent analytical results show that the levels of contaminants may have decreased to
acceptable levels.    In August 1999, the Company sold the plant in "as is"
condition, relieving the Company of any further environmental liability.

     The Blue Island Phenol/Acetone plant paid fines totaling $95,000 in1999, as a result of prior years violations associated with procedural violations that did not result in any emissions or damage to the environment. In one violation, the Company was cited for valves that were not properly locked after an emission control modification was completed by the Company on a volunteer basis. The second violation was due to a nine hour delay in reporting a minor spill that was properly cleaned up. In both instances the Company agreed to mitigated fines rather than proceed with litigation.


     The Company does not believe that a material amount of funds will be required to complete remediation at any site, however, it is impossible to predict precisely what effect environmental laws will have on the Company in the future.

ITEM 2.  PROPERTIES:

     The following table sets forth certain information as of December 31, 1999, relating to the Company's principal facilities:

                                                                     APPROXIMATE
FACILITY                       PRINCIPAL ACTIVITIES; LOCATION        SQUARE FEET   OWNED/LEASED
Corporate Headquarters         Administration Headquarters;            25,000        Owned
                               Tampa, Florida
Blue Island Plant              Manufacturing;                         958,000        Owned
                               Blue Island, Illinois
OTC Terminal                   Terminaling and Storage;               104,000        Co-owned
                               Houston, Texas
JLM Terminal                   Terminaling and Storage;               609,000        Owned
                               Wilmington, North Carolina
North America Sales Offices    Blue Island, Illinois                      *          Owned
                               Wilmington, North Carolina                 *          Owned
                               Toronto, Canada                            *          Leased
                               White Plains, New York                     *          Leased
International Sales Offices    Rotterdam, Netherlands                     *          Leased
                               Caracas, Venezuela                         *          Leased
                               Maracaibo, Venezuela                       *          Leased
                               Valencia,  Venezuela                       *          Leased
                               Bogota, Colombia                           *          Leased
                               Singapore                                  *          Leased
                               Bangalore, India                           *          Leased
                               Madrid , Spain                             *          Leased
                               Moscow, Russia                             *          Leased
                               Prague, Czech Republic                     *          Leased
JLM Realty                     Wilmington, North Carolina                 *          Owned

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On August 12, 1999, the Company held its 1999 Annual Stockholders meeting. During such meeting, security holders of the Company's common stock voted for approval of all nominated Directors, approved Deloitte & Touche LLP as the Company's independent auditors and approved a proposal to amend the Non-Employee Directors' Stock Option plan.

                                      Part II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

     The Company's common stock trades on the NASDAQ Stock Market under the symbol "JLMI." The following table sets forth the quarterly high and low trade prices of JLM's common stock during 1997, 1998 and 1999 on the NASDAQ beginning July 24, 1997, the first day of public trading:

                      1998
                    -------
               First Quarter                11.75          9.50
               Second Quarter               12.00          9.75
               Third Quarter                10.00          5.63
               Fourth Quarter                6.75          4.44

                      1999
                    -------
               First Quarter                 5.97          4.81
               Second Quarter                5.38          4.25
               Third Quarter                 5.44          4.50
               Fourth Quarter                4.63          2.56

         As of March 24, 2000, there were 89 stockholders of record.

     The Company has not paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Furthermore, the Company and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party (see Note 7 and 8).

Item 6.  SELECTED FINANCIAL INFORMATION:

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION
                    (in thousands, except per share data)
                           Year ended December 31,

                                          1995       1996       1997      1998       1999
                                        --------   --------   --------   --------   --------
Statement of Income Data:
  Revenues                              $289,371   $236,521   $286,822   $305,735   $332,698
  Gross profit                            23,910     28,240     30,792     36,291     21,440
  Operating income (loss)                  8,734     11,001     13,903     12,647     (3,192)

  Income (loss) from continuing
   operations before discontinued
   operations and extraordinary item       3,629      4,357      7,091      5,734     (3,541)

Basic Earnings/(Loss) Per Share:
  Income from continuing operations
   before discontinued operations
   and extraordinary item               $   0.72   $   0.89   $   1.23   $   0.81   $   0.53

Diluted Earnings/(Loss) Per Share:
  Income from continuing operations
   before discontinued operations
   and extraordinary item               $   0.72   $   0.89   $   1.22   $   0.81   $   0.53

Basic weighted average
  shares outstanding                       5,011      4,878      5,753      7,038      6,665
Diluted weighted average
  shares outstanding                       5,011      4,878      5,790      7,038      6,665

Pro forma basic income (loss) per share
 from continuing  operations before
 discontinued operations and
 extraordinary item (1)                 $   0.52   $   0.64   $   1.06   $   0.86   $  (0.53)
Pro forma diluted shares outstanding (1)   6,937      6,803      6,678      6,682      6,665

Other Financial Data:
  Depreciation and amortization         $  1,522   $  2,524   $  2,947   $  3,671   $  4,046
  EBITDA (2)                              10,256     13,525     16,850     16,318      4,853

Balance Sheet Data:
  Working Capital (deficit)             $   (274)  $   (966)  $ 13,289   $ 16,597   $ 17,309
  Total assets                            86,498     86,387     83,561    103,265    140,022
  Total debt                              23,204     31,043      5,964     17,048     27,776
  Total stockholders' equity              10,519     13,444     38,835     42,638     37,489

Cash Flow Information:
  Operating activities                  $  2,746   $     19   $  8,606   $  5,192   $   (649)
  Investing activities                    (4,661)    (6,631)    (3,176)    (4,993)    (9,261)
  Financing activities                      (469)     6,705     (5,012)    (3,083)     9,964
  Capital expenditures                     2,320      7,347      2,875      1,102      2,204

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

(2) EBITDA represents the operating income of the Company plus depreciation and amortization. In 1999, EBITDA also included approximately $4.0 million of tax benefit. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.

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

     The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant and the sale of acetone manufactured at the Mt. Vernon Phenol Plant. The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

     During the second half of 1998 through the year ending 1999, the Company felt the hardship of the petrochemical down cycle in which both overall pricing and margins accelerated downward. Pricing pressure on manufactured products, specifically phenol, continued during the year coupled with substantial increases in raw material feedstock costs during the second half. During the first quarter 2000, major phenol/acetone major U.S. producers have announced price increases effective April 1, 2000. In addition, pricing has started firming on the majority of our other products indicating upward movement in the cycle.

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

                                    As a Percentage of Segment Revenues
                                          Year Ended December 31,
                                    ------------------------------------
                                      1997          1998          1999
                                    --------      --------      --------
Gross profit:
  Marketing                            6.5%          8.0%          6.7%
  Manufacturing                       25.1%         28.7%          4.7%
                                    --------      --------      --------
Total gross profit                    10.7%         11.9%          6.4%
                                    ========      ========      ========

Segment operating income:
  Marketing                            2.4%          1.2%          0.7%
  Manufacturing                       16.4%         20.6%         (7.2%)
                                    --------      --------      --------
Total segment operating income         5.6%          4.9%         (0.2%)
                                    ========      ========      ========

                                      Year Ended December 31,
                                (in thousands, except percentages)
                                       1997                 1998                 1999
                                 ----------------     ----------------     ----------------
Revenues:
   Marketing                     $221,301   77.2%     $248,060   81.1%     $293,169   88.1%
   Manufacturing                   65,521   22.8%       57,675   18.9%       39.529   11.9%
                                 --------  ------     --------  ------     --------  ------
Total revenues                   $286,822  100.0%     $305,735  100.0%     $332,698  100.0%
                                 ========  ======     ========  ======     ========  ======

Gross profit:
    Marketing                    $ 14,326   46.5%     $ 19,731   54.4%     $ 19,592   91.4%
    Manufacturing                  16,466   53.5%       16,560   45.6%        1,848    8.6%
                                 --------  ------     --------  ------     --------  ------
Total gross profit               $ 30,792  100.0%     $ 36,291  100.0%     $ 21,440  100.0%
                                 ========  ======     ========  ======     ========  ======

Segment operating income (loss):
    Marketing                    $  5,407   33.5%     $  3,055   20.4%     $  2,026  246.5%
    Manufacturing                  10,753   66.5%       11,903   79.6%       (2,848)(346.5%)
                                 --------  ------     --------  ------     --------  ------
Total segment
  operating income (loss)          16,160  100.0%       14,958  100.0%         (822)(100.0%)
Corporate expense                  (2,257)   -          (2,311)   -          (2,370)   -
                                 --------  ------     --------  ------     --------  ------
Total operating income (loss)    $ 13,903  100.0%     $ 12,647  100.0%     $ (3,192) 100.0%
                                 ========  ======     ========  ======     ========  ======

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

     The Company's Venezuelan operations, which accounted for 2.0% of 1999 total revenues, expose it to the risk of hyperinflation and currency devaluation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the effects of fluctuations in exchange rates in translating the net assets of the financial statements in a hyperinflationary economy require any gains or losses to be included in current net income. During the period 1994 through April 1996, exchange controls imposed by the Venezuelan government, followed by rapid devaluation, created translation losses that were charged against earnings in each of the respective accounting periods. In April 1996, exchange controls were lifted and have contributed to the stabilization of the Venezuelan currency.

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

     The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 1999.

     Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, it would be necessary to increase its capacity to that of a worldscale facility. However, physical limitations at the Blue Island Plant prohibit such an increase and, as a result, the Company has no plans to expand the Blue Island Plant.

     Since 1994, the Company has sourced, on average, approximately 225 million pounds annually of acetone from the Mt. Vernon Plant. The Company is required to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Plastics. It is anticipated that over the next three years the amount of acetone available to JLM from the Mt. Vernon Plant will be further reduced by approximately 35 to 40 million pounds. The reduction in the amount of acetone sourced from the Mt. Vernon Plant is the result of increased consumption by GE Plastics. However, through improved operating efficiencies at the Mt. Vernon Plant, acetone output has increased thereby partially offsetting GE's internal consumption. Based on this, JLM believes the amount of acetone available for distribution should not be materially affected. In view of capacity limitations affecting the Blue Island Plant and the anticipated reduction in product sourced from the Mt. Vernon Plant, the Company anticipates any growth in the manufacturing segment will come as a result of additional acquisitions or joint ventures.

TAX MATTERS

     JLM accounts for U.S. income taxes and accrues for U.S. income tax liabilities based on its consolidated U.S. earnings. For the 1999 tax year, the Company will file a U.S. federal income tax return reporting approximately $13.0 million in tax loss which will result in a tax refund of approximately $4.0 million based on carrying the loss back to prior years in which income taxes were paid.

     The Company's foreign subsidiaries file tax returns in the country where incorporated. To the extent these subsidiaries are profitable, taxes are payable based on that country's prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit, subject to certain limitations, to be applied against the Company's U.S. consolidated return for the foreign taxes paid by the Company's foreign subsidiaries. If losses are incurred, countries in which the Company's foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years.

     The Company's Venezuelan operation has incurred losses which have generated net operating loss carryforwards ("NOLs") and, based on Venezuelan tax regulations, these NOLs may be carried forward for three years. In addition, through the acquisition of Tolson, the Company purchased approximately $3.8 million of net operating loss carryforwards in Holland that can be carried forward indefinitely. During 1999, the Holland operation generated approximately $1.0 million of income on which there will be no income taxes payable either currently or in the future because of the purchased NOL carryforwards. However, the utilization of the acquired tax credits results in Deferred Tax Expense being recognized of approximately $340,000. In general, foreign losses are not deductible for U.S. federal income tax purposes and as a result cannot be offset against U.S. pre-tax profits.

     In an effort to reduce its U.S. federal and state income tax liability, in 1994 the Company established a foreign sales corporation ("FSC"). Under the Internal Revenue Code, FSCs are granted tax incentives for exporting U.S. produced goods overseas, and as such, there are specific tax benefits to the Company for the products it exports. If specific conditions are met under the Internal Revenue Code, up to 65.0% of the commission income earned by the FSC from these export transactions may be exempted from U.S. taxation. Since the formation of the FSC and prior to 1999, the Company had met these requirements, thereby reducing its taxable income. Due to losses incurred by the qualified exporting entities during the 1999 tax year, the Company derived no benefit from the FSC.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased $27.0 million to $332.7 million for the year ended December 31, 1999 from $305.7 million for the prior year, an increase of 8.8%. Revenues for the marketing segment increased $45.1 million to $293.2 million for the year ended December 31, 1999 from $248.1 million for the prior year, an increase of 18.2%. The increase in marketing revenues was the result of increased sales from the Company's Holland and Singapore subsidiaries in addition to the current year acquisitions. Revenues for the manufacturing segment decreased $18.1 million to $39.5 million for the year ended December 31, 1999, from $57.7 million for the prior year, a decrease of 31.4%. The decrease in manufacturing segment revenues was primarily due to decreases in overall acetone and phenol selling prices throughout 1999.

     Gross Profit. Gross profit decreased $14.9 million to $21.4 million for the year ended December 31, 1999 from $36.3 million for the prior year, a decrease of 41.0%. As a percentage of revenues, total gross profit was 6.4% in 1999 compared to 11.9% for the prior year. Gross profit from the marketing segment decreased $0.1 million to $19.6 million for the year ended December 31, 1999, from $19.7 million for the prior year, a decrease of less than 1%. This decrease was due primarily to lower margins on the existing product base due to lower overall selling prices and the settlement of a 1997 contract dispute for $0.5 million, partially offset by a strong performance by the Company's Holland and Singapore operations in addition to a positive contribution from the South Africa acquisition.

     Gross profit from the manufacturing segment decreased to $1.8 million for the 1999 fiscal year from the $16.6 million reported during the year ended December 31, 1998. The decrease in manufacturing gross profit was the result of lower selling prices in the Company's two main products, phenol and acetone, coupled with substantial increases in raw material costs during the year ended December 31, 1999 compared to the prior year.

     Selling, General and Administrative Expenses (SG&A). SG&A increased $1.0 million to $24.6 million for the year ended December 31, 1999 from $23.6 million for the prior year, an increase of 4.0%. This increase was principally due to acquisitions, South Africa and the ethanol business from Sofecia, and an increase in depreciation/amortization expense of $.4 million. As a percentage of revenue, SG&A decreased 0.3% to 7.4% for the year ended December 31, 1999 from 7.7% for the year ended December 31,1998. The slight decrease in SG&A as a percentage of revenue was primarily a result of efficiencies gained by integrating the operations of acquired business.

     Operating Income (Loss). Operating income decreased $15.8 million to ($3.2) million for the year ended December 31, 1999 from $12.6 million for the prior year. The decrease was principally the result of the decrease in gross profit and the increase in SG&A discussed above.

     Interest Expense - Net. Interest expense increased $0.4 million to $1.7 million for the year ended December 31, 1999 from $1.3 million for the prior year, an increase of 30.8%. This increase is principally due to an increase in borrowings to fund the South Africa and Sofecia acquisitions.

     Other Income (Expense) - Net. Other Income (Expense) - net in 1998 and 1999 consists of interest (losses) from investments. In 1999, other income (expense) consisted principally of a loss on the sale of investment real estate of approximately $336,000 that was sold for $600,000. This loss in 1999, was more than offset by gains on the Company's other investments.

     Foreign Currency Exchange (Loss) Gain. During the 1999 fiscal year, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss of $.2 million compared to the same period in 1998.

     Income Tax Provision (Benefit). The Company's benefit for income taxes was approximately $1.6 million for the year ended December 31, 1999 compared to an income tax expense of $5.2 million for the comparable period in 1998. The net income tax benefit was incurred primarily on the Company's U.S. operations, partially offset by the tax provision generated by the Company's foreign operations.

     Net Income (loss). Net income decreased $9.2 million to ($3.5) million for the year ended December 31, 1999, from $5.7 million for the prior year, due to the factors discussed above.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million to $23.6 million for the year ended December 31, 1998 from $16.9 million for the prior year, an increase of 39.6%. During the year ended December 31, 1998, depreciation expense increased due to capital improvements in the fourth quarter of 1997 related principally to additional storage tanks built at the Company's terminaling facility. The Company also incurred approximately $0.4 million of amortization expense related to current year acquisitions. Additionally, the selling, general and administrative expenses of the acquired companies were higher than the Company's historical rates.

     Operating Income. Operating income decreased $1.3 million to $12.6 million for the year ended December 31, 1998 from $13.9 million for the prior year, a decrease of 9.4%. The decrease was principally the result of the increase in gross profit offset in part by the increase in selling, general and administrative expenses mentioned above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. Operating activities utilized $0.6 million of cash in 1999. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided $3.9 million of cash. Increase in other investments utilized an additional $4.5 million of cash. Investing activities utilized $9.3 million of cash, principally consisting of acquisitions (see note 16) and capital expenditures. Financing activities provided $10.0 million of cash, primarily from the Company's acquisition and working capital lines of credit. Foreign currency translation loss was $1.1 million principally as a result of increased international business and the weakening of the dollar in 1999.

     In 1998, operating activities provided $5.2 million of cash. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided $12.1 million. Net decrease in operating liabilities utilized $6.9 million. Investing activities utilized $5.0 million of cash, principally consisting of acquisitions (see note 16) and capital expenditures. Financing activities utilized $3.1 million of cash, primarily from the repayment of long-term debt. Foreign currency translation gain was $0.1 million.

     In 1998, the Company negotiated additional lines of credit with two new financial institutions in the amount of $52.0 million. The line is available to support the operating activities for the recent acquisitions in both Holland and Asia and supplement the Company's existing facilities in the U.S. The Company now has a total borrowing capacity of approximately $125.0 million. In November 1999, the Company completed the restructuring of its unsecured $30 million line of credit replacing it with a $34.5 million line of credit (the "LOC"). Under the terms of the restructuring, $14.5 million is a five year secured term loan which will expire on November 1, 2004 and the remaining $20.0 million, which will be used to fund working capital needs, has terms that will expire on November 1, 2001. The Company believes that cash flows generated by operations, existing cash and the Company's borrowing capacity are sufficient to support the Company's business strategies through 2000.

     On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") to purchase on a take-or-pay basis phenol to be produced at a phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company was required to advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment was scheduled to be paid as follows: $5 million on or about December 31, 1998, $6.5 million in equal quarterly payments in 1999 and the remaining balance in equal quarterly payments in 2000. Under the contract, Solutia is required to sell 125 million pounds of phenol per year to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the advancement mentioned above. Construction of the plant was anticipated to commence in the beginning of 1999, and phenol production was anticipated to begin at the plant in the fourth quarter of 2000. The agreement also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the total amount of the advance payments owed to Solutia. Due to current market conditions, the project and any required payments have been suspended through the mutual consent of both Solutia and the Company.

     The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $0.75 million for each of the years 2000 and 2001.

     JLM believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     Foreign Currency Exchange Risk

     The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During 1999, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial contracts open at December 31, 1999.

     Commodity Price Risk

     JLM enters into contracts whereby parties to the contracts agree to Exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 1999, the Company had the following related to inventory exchanges:

Total pounds receivable under the exchange contracts               5,156,000
Total amount receivable under the exchange contracts               $ 718,000
Weighted average price per pound payable under the
  exchange contracts                                               $  0.1393

     Due to the fact that the Company is a market maker in acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the inventory exchanges in order to minimize the market risk inherent in such positions.

     Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates (see Notes 7 and 8 to the consolidated financial statements). The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2000. However, there can be no assurances that interest rates will not significantly change in 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                            24
Consolidated Balance Sheets - December 31, 1998 and 1999                25
Consolidated Statements of Operations and Comprehensive Income (Loss)
  - Years Ended December 31, 1997, 1998 and 1999                        26
Consolidated Statements of Changes in Stockholders' Equity - Years
  Ended December 31, 1997, 1998 and 1999                                27
Consolidated Statements of Cash Flows - Years Ended December 31,
  1997, 1998 and 1999                                                   28
Notes to Consolidated Financial Statements                              29

     CONSOLIDATED SUPPLEMENTAL SCHEDULE

Schedule II - Valuation and Qualifying Accounts                         51

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JLM Industries, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountant

Tampa, Florida
March 7, 2000

                          JLM INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               December 31, 1998 and 1999

                                                            1998              1999
                                                      ----------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    2,480,566     $    1,419,568
  Accounts Receivable:
    Trade                                                 29,703,639         52,063,858
    Other                                                  5,374,933          4,595,630
  Inventories                                             16,100,357         20,557,450
  Prepaid expenses and other current assets                2,606,308          4,383,263
  Income tax receivable                                      459,736          3,877,942
                                                      --------------     --------------
       Total current assets                               56,725,539         86,897,711
  Other investments                                        3,194,259          6,725,834
  Property and equipment, net                             28,384,989         27,900,465
  Goodwill and other intangibles                          11,981,624         11,692,139
  Other assets                                             2,978,878          6,805,828
                                                      --------------     --------------
       Total assets                                   $  103,265,289     $  140,021,977
                                                      ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses               $   37,804,598     $   62,638,192
  Current portion of long-term debt                        1,872,483          2,904,166
  Loans payable                                              451,742              -
  Deferred income taxes - current                              -                127,194
  Deferred revenue                                             -              3,919,477
                                                      --------------     --------------
       Total current liabilities                          40,128,823         69,589,029
  Long-term debt less current portion                     14,723,646         24,872,156
  Deferred income taxes                                    5,517,407          7,525,641
  Minority interest                                          255,867            543,085
  Other liabilities                                            1,958              3,164
                                                      --------------     --------------
       Total liabilities                                  60,627,701        102,533,075

Commitments and Contingencies (Note 12)

Stockholders' Equity:
  Preferred stock - authorized 5,000,000 shares;
    0 shares issued and outstanding                            -                  -
  Common stock - $.01 par value. Authorized
    30,000,000 shares; 7,118,811 and
    7,151,151 shares issued, respectively                     71,188             71,511
  Additional paid-in capital                              21,330,709         21,550,453
  Retained earnings                                       23,424,747         19,883,927
Accumulated other comprehensive income (loss)
  Foreign currency translation adjustment                    128,871           (985,820)
                                                      --------------     --------------
                                                          44,955,515         40,520,071
  Less treasury stock at cost - 424,199 and
    573,636 shares, respectively                          (2,317,927)        (3,031,169)
                                                      --------------     --------------
       Total stockholders' equity                         42,637,588         37,488,902
                                                      --------------     --------------
       Total liabilities and stockholders' equity     $  103,265,289     $  140,021,977
                                                      ==============     ==============

                  See notes to consolidated financial statements.

                        JLM INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    Years Ended December 31, 1997, 1998 and 1999

                                                         1997           1998          1999
                                                    -------------  -------------  -------------
Revenues                                            $ 286,822,166  $ 305,735,314  $ 332,697,833
Cost of sales                                         256,030,337    269,443,909    311,257,954
                                                    -------------  -------------  -------------
  Gross profit                                         30,791,829     36,291,405     21,439,879
Selling, general and administrative expenses           16,889,268     23,644,565     24,632,066
                                                    -------------  -------------  -------------
  Operating income (loss)                              13,902,561     12,646,840     (3,192,187)
Interest expense - net                                 (2,082,986)    (1,300,161)    (1,676,036)
Other (expense) income - net                             (583,409)      (160,412)       230,539
Foreign currency exchange (loss) gain - net                83,852        (38,434)      (237,784)
                                                    -------------  -------------  -------------
Income (loss) before minority interest and
  income taxes                                         11,320,018     11,147,833     (4,875,468)
Minority interest in loss (income) of
  Subsidiaries                                             61,878       (255,867)      (287,218)
                                                    -------------  -------------  -------------
Income (loss) from continuing operations
  before income taxes, discontinued operations
  and extraordinary item                               11,381,896     10,891,966     (5,162,686)
                                                    -------------  -------------  -------------
Income tax provision (benefit)
  Current                                               2,880,263      3,589,990     (4,075,746)
  Deferred                                              1,410,930      1,567,497      2,453,880
                                                    -------------  -------------  -------------
  Total income tax provision (benefit)                  4,291,193      5,157,487     (1,621,866)
                                                    -------------  -------------  -------------
Income (loss) from continuing operations
  before discontinued operations and
  extraordinary item                                    7,090,703      5,734,479     (3,540,820)
Discontinued operations:
  Loss from operations (net of income tax
   benefit of $121,400 and $14,900, respectively)        (182,053)       (19,129)         -
  Loss on disposal (net of income tax benefit
   of $19,400)                                            (29,054)         -              -
                                                    -------------  -------------  -------------
Income (loss) before extraordinary item                 6,879,596      5,715,350     (3,540,820)
Extraordinary loss on extinguishment of debt
   (net of income tax benefit of $257,000)               (385,842)         -              -
                                                    -------------  -------------  -------------
Net income (loss)                                       6,493,754      5,715,350     (3,540,820)
Other comprehensive income (loss):
  Foreign currency translation adjustments                  4,017        149,614     (1,114,691)
                                                    -------------  -------------  -------------
Comprehensive income (loss)                         $   6,497,771  $   5,864,964  $  (4,655,511)
                                                    =============  =============  =============

Basic earnings (loss) per share:
  Income (loss) from continuing operations
   before discontinued operations and
   extraordinary item                               $        1.23  $        0.81  $       (0.53)
  Net income (loss)                                 $        1.13  $        0.81  $       (0.53)

Diluted earnings (loss) per share:
  Income (loss) from continuing operations
   before discontinued operations and
   extraordinary item                               $        1.22  $        0.81  $       (0.53)
  Net income (loss)                                 $        1.12  $        0.81  $       (0.53)

Weighted average shares outstanding                     5,752,579      7,038,321      6,664,580
Diluted weighted average shares outstanding             5,789,988      7,038,321      6,664,580

                      See notes to consolidated financial statements.

                                JLM INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1997, 1998 and 1999

                                                                         Foreign
                                            Additional                   Currency                     Total
                                 Common      Paid-in       Retained     Translation   Treasury   Stockholders'
                                 Stock       Capital       Earnings     Adjustment      Stock       Equity
                                --------   ------------   -----------   -----------   ----------  -------------
Balance at December 31, 1996    $ 50,112   $    489,888   $13,467,898   $  (24,760)   $ (522,200)  $ 13,460,938
Stockholder distributions            -            -        (1,732,728)        -             -        (1,732,728)
Retirement of treasury shares     (2,673)         -          (519,527)        -          522,200           -
Proceeds from sale of stock       23,495     21,823,334           -           -             -        21,846,829
Stock issuance costs                 -       (1,238,193)          -           -             -        (1,238,193)
Issuance of restricted stock         117           (117)          -           -             -              -
Net income                           -            -         6,493,754         -             -         6,493,754
Foreign currency
  translation adjustment             -            -               -          4,017          -             4,017
                                --------   ------------   -----------   -----------    ---------  --------------
Balance at December 31, 1997      71,051     21,074,912    17,709,397      (20,743)         -        38,834,617
Purchase of treasury shares          -            -               -           -       (2,317,927)    (2,317,927)
Sale of stock to Employee             38         21,020           -           -             -            21,058
Issuance of restricted stock          99        234,777           -           -             -           234,876
Net income                           -            -         5,715,350         -             -         5,715,350
Foreign currency
  translation adjustment             -            -               -        149,614          -           149,614
                                --------   ------------   -----------   -----------   ----------  --------------
Balance at December 31, 1998      71,188     21,330,709    23,424,747      128,871    (2,317,927)    42,637,588
Purchase of treasury shares          -            -               -           -         (713,242)      (713,242)
Sale of stock to Employees            10          2,543           -           -             -             2,553
Issuance of restricted stock         313        217,201           -           -             -           217,514
Net loss                             -            -        (3,540,820)        -             -        (3,540,820)
Foreign currency
  translation adjustment             -            -               -     (1,114,691)         -        (1,114,691)
                                --------   ------------   -----------   -----------   ----------  --------------
Balance at December 31, 1999    $ 71,511   $ 21,550,453   $19,883,927   $ (985,820)  $(3,031,169)  $ 37,488,902
                                ========   ============   ===========   ==========    ==========  ==============

                   See notes to consolidated financial statements.

                        JLM INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997, 1998 and 1999

                                                          1997          1998          1999
                                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  6,493,754  $  5,715,350  $ (3,540,820)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Deferred income taxes                                  1,410,930     1,567,497     2,453,880
  Minority interest in (loss) income of
   Subsidiaries                                            (61,878)      255,867       287,218
  Loss on disposal of assets                               119,712       116,432       359,844
  Loss on disposal of discontinued operations               29,054         -             -
  Loss on other investments                                  -           194,717         -
  Issuance of restricted stock                               -           234,876         -
  Depreciation and amortization                          2,947,163     3,671,452     4,045,626
  Loss from partnerships                                    48,000        48,000        12,000
  Loss from investment in Olefins Terminal
   Corporation - net                                       830,482         -             -
  Non-cash management fee and interest income
   from Olefins Terminal Corporation                      (133,818)        -             -
  Bad debt expense                                          94,039       270,902       286,248
Changes in assets and liabilities
 (exclusive of acquisitions):
  Decrease (increase) in accounts receivable            (1,978,696)   27,829,808   (16,708,686)
  Decrease (increase) in inventories                     1,402,615       827,623      (330,113)
  (Increase) decrease in prepaid expenses and
   other current assets                                  1,136,145      (213,733)   (1,936,166)
  Increase in other assets                                (390,313)   (1,386,907)   (3,710,954)
  Increase in other investments                              -             -        (4,528,553)
  Decrease (increase) in accounts payable and
   accrued expenses                                     (3,157,191)  (32,536,054)   22,136,056
  (Decrease) increase  in income taxes
   payable/receivable                                       98,517      (878,866)   (3,395,258)
  (Decrease) increase in deferred revenue                 (300,475)        -         3,919,477
  (Decrease) increase  in other liabilities                 17,986      (524,519)        1,206
                                                      ------------  ------------  ------------
 Net cash provided by (used in) operating activities     8,606,026     5,192,445      (648,995)
                                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                           1,726,916       155,115       653,624
  Proceeds from sale of investments                        145,834         -             -
  Capital expenditures                                  (2,875,431)   (1,102,192)   (2,203,571)
  Acquisitions                                               -        (4,045,469)   (7,710,888)
  Other investments                                     (2,062,992)        -             -
  Purchase of minority interest                           (110,526)        -             -
                                                      ------------  ------------  ------------
 Net cash used in investing activities                  (3,176,199)   (4,992,546)   (9,260,835)
                                                      ------------  ------------  ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds (repayments of) loans payable            (7,987,486)       72,708      (451,742)
  Proceeds from long-term debt                           1,400,335     3,531,500    58,044,321
  Principal payments of long-term debt                 (17,586,420)   (4,890,483)  (46,915,814)
  Purchase of treasury shares                                -        (1,817,927)     (713,242)
  Proceeds from the sale of common stock                21,846,829        21,058         -
  Stock issuance costs                                    (952,650)        -             -
  Distributions to shareholders                         (1,732,728)        -             -
                                                      ------------  ------------  ------------
 Net cash (used in) provided by financing activities    (5,012,120)   (3,083,144)    9,963,523
                                                      ------------  ------------  ------------
Effect of foreign exchange rates on cash                     4,017       149,614    (1,114,691)
                                                      ------------  ------------  ------------
      Net increase (decrease) in cash and
       cash equivalents                                    421,724    (2,733,631)   (1,060,998)
Cash and cash equivalents, beginning of year             4,792,473     5,214,197     2,480,566
                                                      ------------  ------------  ------------
Cash and cash equivalents, end of year                $  5,214,197  $  2,480,566  $  1,419,568
                                                      ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                        $  2,227,815  $  1,344,243  $  1,425,071
    Income taxes                                    $  2,223,344  $  4,243,724  $    249,456
    Deferred tax asset adjustment                   $      -      $      -      $    341,400
 Noncash investing activities:
    Capital lease obligations                       $     50,335  $    274,913  $     51,686
    Forgiveness of accounts payable for joint
     venture restructuring                          $  1,958,157  $      -      $      -
 Noncash financing activities:
    Treasury stock purchased by satisfaction
     of accounts receivable                         $      -      $    500,000  $      -

                 See notes to consolidated financial statements.

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

     JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is the second largest marketer of acetone and the fifth largest supplier of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains long-established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone at its Blue Island Plant and
(iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of JLM Industries, Inc. and its wholly-owned subsidiaries. The Company's principal operating subsidiaries are JLM Marketing, Inc., JLM Chemicals, Inc., JLM Terminals, Inc., JLM International, Inc., Olefins Marketing, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc., JLM Industries de Venezuela, C.A., Tolson Holland B.V., Tolson Transport B.V., Tolson Asia, Ltd. (the "Tolson Group"), Inquinosa International S.A. ("Inquinosa"), and JLM South Africa. All material intercompany balances and transactions have been eliminated in consolidation. Included in the 1999 consolidated financial statements is the 50.1% owned subsidiary, Inquinosa, that the Company acquired in July 1998 (see Note16). Included in the 1997 consolidated financial statements is the 55% owned subsidiary, JLM Industries (Europe) B.V. In July 1997, the Company purchased the 45% minority interest in JLM Industries (Europe) B.V.

     CONSOLIDATED STATEMENTS OF CASH FLOWS - Cash equivalents consist of highly liquid investments with original maturities from purchase date of three months or less.

     INVENTORIES - Inventories are valued at the lower of cost or market. The costs of JLM Marketing, Inc.'s inventories are determined on the last-in, first-out (LIFO) method. As of December 31, 1998 and 1999, JLM Marketing, Inc.'s inventory was approximately 40% and 34%, respectively, of total inventory. The costs of the Company's remaining inventories are determined on the first-in, first-out (FIFO) method. If LIFO inventories were valued at current costs, operating income would have been approximately $(570,000), $(1,585,000) and $0 lower than those reported for the years ended December 31, 1997, 1998 and 1999, respectively. The supplement of the replacement cost over the value of inventories based upon the LIFO method was approximately $539,000 as of December 31, 1998 and 1999.

     JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 1998, JLM owed approximately $1,439,000 and as of December 31, 1999, JLM was owed approximately $718,000 under these contracts which are included in inventory.

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In 1996, JLM entered into a fixed price financial hedging contract in order to minimize its exposure in the three months ended March 31, 1997 to the fluctuations in the price of propylene, one of the two key raw materials used by JLM Chemicals, Inc. The purpose of the financial hedging contract was to secure an acceptable purchase price for JLM's propylene requirements in the three months ended March 31, 1997. The contract was for 13 million pounds of propylene at $.1225 per pound. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 80, Accounting for Futures Contracts, gains and losses for such contracts are recognized as an adjustment to cost of sales at the time the finished goods are sold by JLM. During the three months ended March 31, 1997, JLM purchased and sold substantially all of the 13 million pounds of propylene covered under the hedging contract. As a result, JLM recognized a gain of approximately $493,000, which reduced cost of sales for the period. JLM can be exposed to losses in connection with such contracts, generally the amount by which the fixed hedged price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 1997, 1998, or 1999.

     OTHER INVESTMENTS - Other investments include investments in partnerships and the investment in Olefins Terminal Corporation ("OTC"). JLM accounts for certain of its investments in partnerships on the equity basis and, accordingly, records its respective share of profits and losses that are allocated in accordance with the partnership agreements. Except for OTC, JLM has no obligation to make any contributions beyond its initial investment. See further discussion of OTC in Note 5.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the lease term or the estimated useful lives.

A summary of the lives used for computing depreciation is as follows:

     Buildings                    15 and 31.5 years
     Vehicles and airplane        2 to 10 years
     Equipment                    5 to 10 years
     Furniture and fixtures       3 to 5 years
     Leasehold improvements       Life of lease

     OTHER ASSETS - As of December 31, 1998 and 1999, other assets consist primarily of the cash surrender values of life insurance policies held on key employees, license fees, certain development costs and advances on consulting agreements, an option to purchase 85% of the outstanding common shares of a melamine resin manufacturer, and prepayments for product testing (see Note 12).

     GOODWILL AND OTHER INTANGIBLES - Goodwill and other intangibles resulting From business acquisitions (see Note 16), comprising cost in excess of net assets of businesses acquired, customer lists, tax credit carry forwards, employee contracts and distribution rights are being amortized over their respective useful lives ranging from 3 to 40 years.

     INCOME TAXES - JLM accounts for income taxes under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted.

                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Foreign Exchange Contracts - From time to time, JLM enters into foreign exchange contracts as a hedge against foreign accounts payable and receivables. Market value gains and losses are recognized and the resulting credit or debit offsets foreign exchange gains and losses on these payables and receivables.
At December 31, 1998 and 1999, JLM had no open foreign exchange contracts.

     Stock-Based Compensation - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 19 for additional information on the Company's stock-based compensation.

     Income (Loss) Per Share - Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of stock options and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

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

     Fair Value of Financial Instruments - The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximate their fair value because of their short-term nature. The fair value of long-term debt approximates its carrying value.

     Impairment of Long-Lived Assets - The Company evaluates the recoverability of the net carrying value of its property and equipment, goodwill and other intangibles, and other long-lived assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. An impairment would be recognized by a charge to operations.

                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different geographic regions. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit or business insurance, in certain circumstances.

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

     In June 1997, the FASB issued SFAS No. 131, Segment Data, which requires companies to report selected segment information in their quarterly reports issued to shareholders for fiscal years beginning after December 31, 1997. It also requires, among other items, entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company adopted SFAS No. 131 in 1998 (see Note 21). However, there were no changes required to be made to prior year amounts.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that gains or losses be recognized in earnings for a fair value hedge in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of SFAS No. 133, if any, on the financial statements.

     RECLASSIFICATIONS - Certain amounts in the 1997 consolidated financial statements are reclassified to conform to the 1998 and 1999 presentation.

                  JLM INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.     PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

                                                  1998              1999
                                             ------------       ------------
Land and building                            $  7,438,563       $  4,882,836
Vehicles                                          216,652            693,556
Airplane                                        2,475,939          2,475,939
Equipment                                      24,977,860         28,819,320
Leased equipment - capital leases               1,188,122          1,188,122
Furniture and fixtures                           882,804          1,490,823
Leasehold improvements                            442,699            627,079
                                             ------------       ------------
                                               37,622,639         40,177,675
Less accumulated depreciation
  and amortization                             (9,237,650)       (12,277,210)
                                             ------------       ------------
                                             $ 28,384,989       $ 27,900,465
                                             ============       ============

     Depreciation and amortization expense for property and equipment was approximately $2,598,000, $2,834,000 and $3,040,000, for the years ended December 31, 1997, 1998 and 1999, respectively. Future minimum capital lease payments for each of the years 2000 through 2003 are approximately $106,000, $49,000, $14,000, and $9,000, respectively.

4.     INVESTMENTS IN JOINT VENTURES AND PARTNERSHIPS

Investments in partnerships at December 31, 1998 and 1999, consist principally of the following:

     PHENOL PLANT PARTNERSHIP - The Company holds a 2% interest in the Mt. Vernon Phenol Plant Partnership via its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements to GE Plastics. JLM has a long-term exclusive agreement through 2002, and thereafter, unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 1998 and 1999, the amount of this investment was approximately $496,000. During 1998 and 1999, JLM did not contribute to the partnership or receive any distributions.

     ASIAN PARTNERSHIP - In April 1997, JLM entered into an agreement to purchase 25% of the common stock of S.K. Chemicals Asia Pte. Ltd. ("SK Chemicals"), an international petrochemical distributor, for $500,000 cash. In addition, in April 1997, JLM entered into an agreement to purchase for $500,000 cash a 12.7% interest in S.K. Chemical Trading Pte. ("SK Trading"). As of December 31, 1998 and 1999, these investments of approximately $1,069,000 were included in other investments in the accompanying consolidated balance sheet and are carried on the equity method.

     REAL ESTATE PARTNERSHIPS - The Company holds a 99% interest in Len-Kel Realty Limited Partnership ("Len-Kel"). During 1987 and 1988, Len-Kel acquired 28 units in a development project converting historical buildings into residential use. The units are currently operated as rental property. JLM is a limited partner in Len-Kel and cannot exert control over the partnership. Accordingly, the investment is carried on the equity method. As of
December 31, 1997 and 1998, the amount of this investment was approximately
$996,000 and $948,000, respectively.   In 1999, the investment property was
sold for approximately $600,000. The sale of the property generated a loss of approximately $336,000.

                  JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.     INVESTMENTS IN JOINT VENTURES AND PARTNERSHIPS - Continued

     JLM holds other investments through limited partnerships. The amount of these partnerships totaled approximately $744,000 and $450,000 at December 31, 1998 and 1999, respectively, and are carried on the cost method in the accompanying consolidated balance sheet.

     During the years ended December 31, 1997, 1998 and 1999, JLM recorded losses from partnership investments of approximately $48,000, $48,000, and $0, respectively. As a limited partner, the Company has no obligation to make any contributions beyond its initial investment.

     During 1999, the Company entered into a loan agreement with Polyform USA LLC, with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. Under the terms of the loan agreement, the Company loaned $3.0 million and has a secured interest in all of the machinery and equipment at the Greece facility. Depending on the results of ongoing negotiations, the Company may convert the loan to equity in the plant and may contribute additional funds towards purchasing a majority equity position.

5.     OLEFINS TERMINAL CORPORATION

     During 1991, JLM formed a 100% owned subsidiary, OTC, to design and construct a polymer grade propylene export facility in Bayport, Texas. On August 15, 1991, OTC issued stock and stock warrants to other investors reducing the Company's ownership to 49% (32% on a fully diluted basis). Construction was completed in July 1992. The Company accounts for its investment in OTC on the equity basis. During the years ended December 31, 1997, 1998 and 1999, losses from the investment in OTC of approximately $(830,000) and $0, and $0, respectively, were recorded. At December 31, 1998 and 1999, the Company's investment in OTC was $0 due to the cumulative losses incurred by OTC.

     During 1996, JLM provided OTC with financial and management services for a fee of 2.5% on certain sales, as defined. As part of the refinancing of OTC's long-term debt discussed below, JLM switched its management fee to a fixed rate of approximately $16,000 per month. JLM recorded management fees of approximately $134,000, $196,000 and $196,000 for the years ended December 31, 1997, 1998 and 1999, respectively, under this agreement.

     On May 7, 1997, OTC refinanced its existing long-term debt and replaced it with an unsecured term loan (the "Term Loan"). The proceeds from the Term Loan was, among other items, used to repay all of OTC's existing long-term debt, purchase all outstanding stock warrants and repay all outstanding management fees to JLM. After the purchase of the stock warrants, OTC was 50% owned by JLM. In conjunction with the refinancing, JLM's terminaling contract was canceled and a new, renewable, one-year terminaling arrangement, which became effective January 1, 1997, was entered into by all parties. The new terminaling contract, which has no minimum throughput requirements, requires JLM to pay for throughput at $16 per metric ton during the one-year term and it cancels the carryover rights from the old terminaling contract. Also in conjunction with the refinancing, JLM's non-current note receivable, including accrued interest, was converted to an investment in OTC and JLM's account payable to OTC was forgiven and accounted for as a reduction in JLM's investment in OTC. The amount of the accounts payable to OTC which was forgiven was approximately $2 million. In addition, JLM has pledged its ownership interest in OTC to the other 50% owner as security for certain contingent payment obligations required to be made equally by JLM and the other 50% owner of OTC, if OTC has inadequate operating funds.

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.  OLEFINS TERMINAL CORPORATION

The following summarizes the assets, liabilities and stockholders' equity of OTC as of December 31:

                                                              1998                1999
                                                         --------------      --------------
ASSETS:
  Current                                                 $     874,033       $   1,047,641
  Noncurrent                                                  7,590,993           5,477,867
                                                         --------------      --------------
                                                          $   8,465,026       $   6,525,508
                                                         ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
  Current liabilities                                     $     524,814       $     476,385
  Non-current liabilities                                     7,300,000           7,300,000
  Stockholders' equity (deficiency)                             640,212          (1,250,877)
                                                         --------------      --------------
Total liabilities and stockholders equity (deficiency)    $   8,465,026       $   6,525,508
                                                         ==============      ==============

     OTC had net losses of approximately $1,468,000, $2,261,000 and $1,891,000 for the years ended December 31, 1997, 1998 and 1999, respectively. During 1997, the Company's investment in OTC was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC, the Company will not record additional losses on its investment until future operating income from OTC surpasses the cumulative unrecorded operating losses or until any contingent payment obligations, discussed above, are required. As of December 31, 1999, the Company had cumulative unrecorded operating losses from OTC of approximately $3,209,000.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:

                                            1998            1999
                                        ------------    ------------
           Accounts payable             $ 31,047,242    $ 44,589,833
           Accrued expenses                6,757,356      18,048,359
                                        ------------    ------------
                                        $ 37,804,598    $ 62,638,192
                                        ============    ============

7.  LOANS PAYABLE

Loans payable consist of the following at December 31:

                                                              1998
                                                          ------------
[S]                                                       [C]
Secured loans payable associated with Venezuelan
  operations due on demand. Interest is payable
  monthly between 21% and 23% during 1997 and
  between 23% and 48% during 1998.                        $    177,148

Secured loan payable  associated with International
  operations due on demand.  Interest is payable
  monthly at prime less 1%.  Prime was 7.75 %
  at December 31, 1998.                                        274,594
                                                          ------------
                                                          $    451,742
                                                          ============

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.  LOANS PAYABLE - Continued

     The loans payable are collateralized by most of JLM's inventory and accounts receivable. As of December 31, 1998 and 1999, JLM had a total of approximately $125,000,000 of credit facilities available with various financial institutions of which approximately $95,116,000 and $56,866,000, respectively, was unused. Additionally, as of December 31, 1998 and 1999, JLM had guaranteed vendor letters of credit of approximately $12,836,000 and $22,638,000, respectively.

     In November 1999, the Company completed the restructuring of its unsecured $30 million line of credit replacing it with a $34.5 million line of credit (the "LOC"). Under the terms of the restructuring, $14.5 million is a five year secured term loan which will expire on November 1, 2004 and the remaining $20.0 million will be used to fund working capital needs with terms that will expire on November 1, 2001.

     During 1998, the Company negotiated additional lines of credit with two new financial institutions that are renewable each year in the amount of $52.0 million. These lines of credit are to be used primarily for the Company's international subsidiaries. The lines of credit are unused and are secured by accounts receivable and inventory.

     JLM's loans payable contain certain financial covenants which must be met with respect to, among other things, minimum consolidated net income levels, minimum current ratio and debt service. JLM was not in compliance with certain of such financial covenants as of December 31, 1999 related to quarterly income levels. With respect to such noncompliance, the Company received a waiver from the respective financial institutions. Certain provisions of the loans payable to which JLM is subject restricts JLM's ability to pay dividends.

8. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                 1998            1999
                                                             ------------    ------------
Notes payable to shareholders due in June 2002.
  Interest is payable monthly at rates of prime
  and 10.0%.  Prime was 7.75% and 8.25%, respectively        $  1,250,000    $  1,250,000

Mortgage payable due in equal monthly installments
  through June 2004. Interest is payable monthly
  at 9.59%.                                                     1,509,909       1,413,018

Secured loan payable due in 2006.  Interest is payable
  monthly at rates between 8% - 9.68%.                          1,459,725       1,337,095

Secured installment loan payable due in September
  1999, payable in quarterly installments of $50,000.
  Interest is payable quarterly at the prime rate
  plus 2%.  Prime was  7.75% at December 31, 1998.                114,207           -

Secured loans payable due in equal monthly
  installments through 1999.  Interest is payable
  monthly at rates between 10.13% - 13.47%.                        17,605           -

Acquisition line of credit payable due in
  November 2004.  Interest is payable monthly at
  LIBOR rate plus 2 points.  The LIBOR rate was
  5.04%  and 5.75%, respectively.                               6,000,000       14,500,000

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.  LONG-TERM DEBT - Continued

                                                              1998              1999
                                                          ------------      ------------
Note payable due in semi-annual installments through
  November 2000 with a balloon payment due May 2001.
  Interest is payable semi-annually at LIBOR plus
  one point.  LIBOR was 5.75% and 5.04%, respectively     $  2,500,000      $  1,800,000

Note payable due in semi-annual installments
  through March 2002.  The note is non-interest
  bearing.  Interest has been imputed at the
  Company's weighted average borrowing rate
  of 7.37%.                                                  1,473,715         1,248,272

Secured loans payable due in June 2001.  Interest
  is payable monthly at 7.25%.                               1,688,500         5,995,208

Capital lease obligations due in equal monthly
  installments through April 2003.  Interest is
  payable monthly at rates between 4.83% - 16.99%.             582,468           232,729
                                                          ------------      ------------
          Total                                             16,596,129        27,776,322
          Less current portion                              (1,872,483)       (2,904,166)
                                                          ------------      ------------
          Long-term portion                               $ 14,723,646      $ 24,872,156
                                                          ============      ============

See Note 7 regarding the prepayment of certain of the Company's revolving loans.

Long-term debt becoming due during subsequent fiscal years ending on December 31 are approximately as follows:

         2000                   $   2,904,000
         2001                      17,010,000
         2002                       4,888,000
         2003                       1,600,000
         2004                       1,254,000
         Thereafter                   120,000
                                -------------
                                $  27,776,000

     The long-term debt is secured by substantially all of JLM's property and equipment.

9.     RELATED PARTY TRANSACTIONS

     In 1997, the Company entered into an agreement for sale and purchase of common stock held by the majority stockholder of JLM and an unrelated third party to purchase for a total purchase price of approximately $1.25 million all of the issued and outstanding shares of Aurora. Under the terms of the agreement, the Company purchased from the majority owner of JLM his 80% ownership interest in Aurora for a $1.0 million promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum. The other shareholder of Aurora received consideration of $250,000 for the purchase of his ownership interest. Of such amount, $150,000 was paid at closing in cash and $100,000 was paid by a three year promissory note which bears interest at the prime rate and is payable in three equal annual installments. During 1998, the Company repaid the entire outstanding balance due to the unrelated third
party.   The transaction described above has been accounted for as a combination of entities under common control using historical amounts.

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.     RELATED PARTY TRANSACTIONS - Continued

     In 1997, the Company leased chemical tank railcars from Phoenix, a Connecticut corporation of which the sole owner is the majority stockholder of JLM. The Company made payments in 1997 to Phoenix in respect of such leases of approximately $203,000 and $6,000, respectively. In 1997, the Company entered into an agreement for sale and purchase of common stock with JLM's majority stockholder to purchase for a total purchase price of $500,000 all of the issued and outstanding shares of Phoenix. Under the terms of the agreement, the Company purchased the majority stockholder of JLM's ownership interest in Phoenix for $500,000, of which $250,000 was offset against advances owed to the Company by the majority stockholder of JLM and $250,000 paid by means of a promissory note that matures on June 1, 2002 and bears interest at a rate of 10.0% per annum. The transaction described above has been accounted for as a combination of entities under common control using historical amounts.

     JLM has loans payable to its majority stockholder of $905,148 at December 31, 1998 and 1999. The loan payable bears interest at the prime rate, which was 7.75% and 8.25% at December 31, 1998 and 1999, respectively, and matures on June 1, 2002. Additionally, the Company has approximately $1,700,000 of miscellaneous receivables owed by the majority stockholder. These items are netted together and included as part of other accounts receivable in the accompanying consolidated balance sheet.

10.  INCOME TAXES

     The significant components of the deferred tax assets and liabilities were as follows as of December 31:

                                                    1998            1999
                                                ------------    ------------
Deferred tax assets:
  Foreign intangible assets                     $    433,168    $    318,318
  Foreign reserves                                   222,313         304,351
  Foreign net operating loss and
   other carryforwards                             1,630,165       1,415,328
  Tax loss carryforards                                -             478,682
  Minimum tax credit carryforward                      -             400,000
  Other                                              455,274          65,419
                                                ------------    ------------
                                                   2,740,920       2,982,098
  Valuation allowance                             (2,285,646)     (2,037,997)
                                                ------------    ------------
     Total deferred tax assets                       455,274         944,101

Deferred tax liabilities:
  Property                                        (5,215,389)     (5,959,904)
  Nonconsolidated investments                       (415,453)       (521,561)
  Foreign prepaid expenses                          (341,839)       (669,085)
  Foreign reserves and other                           -          (1,319,192)
  Other                                                -            (127,194)
                                                ------------    ------------
     Total deferred tax liabilities               (5,972,681)     (8,596,936)
                                                ------------    ------------
     Net deferred tax liability                  $(5,517,407)    $(7,652,835)
                                                ============    ============

     The valuation allowance for deferred tax assets as of December 31, 1999 was $2,037,997, which serves to offset the potential tax benefits to be derived from foreign tax jurisdictions. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $247,649.

                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.     INCOME TAXES  - Continued

  Current and deferred income tax provision (benefit) consisted of the following at December 31:

                                    1997            1998            1999
                                ------------    ------------    ------------
       Current:
         Federal                $  1,930,435    $  2,820,534    $ (4,502,282)
         State and local             402,285         561,776         (26,385)
         Foreign                     150,152         192,780         452,921
                                ------------    ------------    ------------
         Total current             2,482,872       3,575,090      (4,075,746)
       Deferred                    1,410,930       1,567,497       2,453,880
                                ------------    ------------    ------------
       Total income tax
         Provision (benefit)    $  3,893,802    $  5,142,587    $ (1,621,866)
                                ============    ============    ============

     The income tax provision reflected above includes the income tax expense (benefit) associated with discontinued operations and extraordinary loss.

     At December 31, 1998 and 1999, there were Venezuelan NOLs of approximately $1,223,000 and $1,960,000, respectively, available to offset future foreign taxable income. These net operating losses expire in various years after 2001. At December 31, 1998 and 1999, there were Holland NOLs of approximately $3,186,000 and $2,140,000, respectively, that may be carried forward indefinitely.

     JLM's effective tax rate differs from the statutory federal income tax rate of 34% for the fiscal years ended December 31:

                                                1997        1998        1999
                                              --------    --------    --------
Statutory federal income tax rate              34.00%      34.00%      34.00%
State and local income taxes, net of
  federal income tax                            3.87        3.44        4.45
Difference arising from transactions
  with, and profit and loss of, foreign
  subsidiaries not deductible or
  includible for U.S.  tax purposes             2.93        9.64       (7.93)
Foreign Sales Corporation benefit              (2.15)      (0.40)        -
Other                                          (1.16)       0.86        0.90
                                              --------    --------    --------
Effective income tax rate                      37.49%      47.54%      31.42%
                                              ========    ========    ========

     The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings of approximately $4,000,000. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.     TREASURY STOCK AND STOCK SPLIT

     Chemical Trading, S.L. ("Trading"), JLM's Spanish distributor, is indebted to JLM pursuant to an arrangement in which JLM pays the distributor's operating expenses. JLM treats the difference between such payments made by JLM and the amount of commissions and other amounts due to the distributor in respect of his activities on behalf of JLM as a loan by JLM to the distributor. Such indebtedness was carried on an open account basis and in July 1996, $522,200 was repaid without interest through the sale to JLM at fair market value of 48 shares (267,264 shares after giving effect to the stock split in July 1997) of common stock owned by Trading's owner. On July 3, 1997, JLM approved the retirement of the shares of the Company's common stock held in treasury by the Company and a stock split resulting in an exchange of 1 share for 5,568 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split. Effective October 1, 1998, $500,000 owed by Trading was repaid without interest through the sale to JLM at fair market value of 90,909 shares of the Company's common stock owned by Trading's owner.

     Effective January 1, 1998, the Company purchased 3,290 shares of common
stock from certain officers of the Company valued at $72,000.   The Company
entered into the transaction in order to assume certain tax liabilities related to the vested portion of the restricted stock received by the officers.

     On October 16, 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to 500,000 shares of its common stock. During 1998 and 1999, the Company purchased approximately 330,000 and 149,000 shares of its common stock for approximately $1,818,000 and $713,000, respectively, under the Program.

12.     COMMITMENTS AND CONTINGENCIES

     JLM is obligated under operating leases with remaining non-cancelable terms of a year or more for office equipment, storage facilities and automobiles. The approximate minimum annual rentals under these leases at December 31, 1999 are as follows:

           2000                                $  1,127,352
           2001                                   1,282,515
           2002                                   1,048,192
           2003                                     626,741
           2004                                     314,731
                                               ------------
           Total minimum lease payments        $  4,399,531
                                               ============

     Total rental expenses for all operating leases approximated $1,540,000, $1,588,000 and $1,914,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     On December 12, 1996, JLM entered into consulting and non-competition
agreements (the "Agreements") with two independent third parties.   The terms
of the Agreements require that the Company make payments of $230,000 per year, payable semi-annually beginning January 1, 1997 through December 31, 2002, and $470,000 on January 1, 2003. The Agreements cover the period from January 1,
1997 through December 31, 2006.   The payments were capitalized and amortized
over the lives of the respective agreements. In 1999, the Agreements were terminated, and unamortized payments of approximately $200,000 were written off.

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.     COMMITMENTS AND CONTINGENCIES - Continued

     JLM is subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. JLM has engaged environmental counsel for four of their facilities: the JLM Chemicals, Inc., Blue Island, Illinois facility, the JLM Terminals, Inc. facility, JLM Real Estate, Inc. property and the Polychem facility. Regarding the JLM Chemicals facility, JLM believes that the low levels of various organic compounds detected in the soil and groundwater at the facility are the result of historical use of the facility prior to the acquisition by JLM and/or migration from neighboring facilities. JLM also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk) and the fact that the site is pending removal from the federal list of contaminated sites. Regarding the JLM Terminals, Inc. facility and the JLM Realty property, JLM believes that ultimate liability for remediation of soil and groundwater contamination rests with the previous owner of the facility and/or a neighboring facility.

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

     On March 10, 1998, the Company executed a long-term purchase agreement with Solutia, Inc. ("Solutia") to purchase, on a take-or-pay basis, phenol to be produced at a phenol plant to be built on the Gulf Coast of the United States. Under terms of the agreement, the Company was required to advance over three years $35 million to Solutia as a partial prepayment for future inventory purchases. The prepayment was scheduled to be paid as follows: $5 million on or about December 31, 1998, $6.5 million in equal quarterly payments in 1999, and the remaining balance in equal quarterly payments in 2000. Under the contract, Solutia is required to sell 125 million pounds of phenol per year to JLM for 15 years at a specified price outlined in the agreement with a credit on a per pound basis for the advancement mentioned above. Construction of the plant was anticipated to commence in the beginning of 1999 and phenol production was anticipated to begin at the plant in the fourth quarter of 2000. The agreement also provides that if the Company's available borrowing capacity under its aggregate credit facilities is less than the total amount of the advance payments owed to Solutia, Solutia may require the Company to deliver to Solutia an executed, irrevocable bank guaranty equal to the total amount of the advance payments owed to Solutia. Due to market conditions, the project and any required payments were suspended prior to December 31, 1998 through the mutual consent of both Solutia and the Company.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. COMMITMENTS AND CONTINGENCIES - Continued

     On May 26, 1999, the Company entered into an Option Agreement (the "Option"), for $1.1 million, to acquire 85% of the outstanding common shares of GZ Holdings Inc. at a purchase price of $15.0 million. The Option expires March 31, 2001. The Company did not exercise its option as of December 31, 1999. In March 2000, the parties extended the option expiration date to March 31, 2002 and amended the purchase price to $20.0 million. If the option is exercised prior to March 31, 2001, the $1.1 million option price shall be applied against the purchase price.

     During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4.16 million as a prepayment towards future purchases by the third party. Volume commitments by the third party were 18 million pounds in 1999, 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and will be applied against future purchases. Sales exceeding the yearly volume under the contract will be sold at market price. Additionally, the third party has an option to increase the volume up to 45 million pounds in 2002 for an additional prepayment of $1.7 million by December 31, 2001.

13.     EARNINGS PER SHARE

     As described in Note 17, the Company's Board of Directors adopted formal plans to discontinue certain segments of its business. Additionally during 1997, the Company repaid certain debt from proceeds received from the initial public offering of its Common Stock in July 1997. As part of the repayment of the debt, the Company incurred $386,000 of extraordinary loss (see Note 18). Accordingly, the following table illustrates the impact of such items on income per share for the year ended December 31, 1997:

                                           1997
                                        ----------
Basic earnings per share:
  Discontinued operations                $ (0.03)
  Extraordinary item                       (0.07)

Diluted earnings per share:
  Discontinued operations                $ (0.03)
  Extraordinary item                       (0.07)

     The basic earnings per share calculation is based on the weighted average number of common shares outstanding adjusted for actual shares issued or reacquired during the period. In conjunction with the initial public offering, the Company issued 411,500 options to employees of the Company at an exercise price of $10 per share of which 366,033 shares, reduced by employee turnover, were still outstanding at December 31, 1999. The average market price of the Company's common stock was less than the exercise price of the options throughout 1999.

                  JLM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.     EARNINGS PER SHARE - Continued

     the following table illustrates information concerning the options issued under the Company's Long-Term Incentive Plan (see Note 19) for the years ended December 31, 1997 and 1998:

                              1997             1998             1999
                           ----------       ----------       ----------
Options granted              411,500            6,000          100,000
Options vested                 -              129,399          116,713
Options exercised              -                -                -
Options cancelled              3,400           43,935           26,333
Options expired                -                -                -

     The average market price of the Company's common stock was less than the exercise price of the options throughout the majority of 1998 and 1999. The impact of the dilutive effect of options and restricted stock included in the calculation of diluted weighted average shares outstanding is illustrated below for the years ended December 31:

                                            1997         1998         1999
                                         ----------   ----------   ----------
Basic weighted shares outstanding         5,752,579    7,038,321    6,664,580
Dilutive effect of outstanding options       37,409        -            -
                                         ----------   ----------   ----------
Diluted weighted shares outstanding       5,789,988    7,038,321    6,664,580
                                         ==========   ==========   ==========

14.     PROFIT-SHARING PLAN

     The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company contributes 100% of the contribution of eligible employees, up to a maximum amount of 6% of the employees' compensation. The Company's contribution rate is determined annually at the beginning of each plan year. The costs for this plan were approximately $348,000, $395,000 and $376,000 in 1997, 1998 and 1999,
respectively.

     Included in selling, general and administrative expenses are profit-sharing bonuses paid to employees based on performance or formulas. The bonuses of the Company for the years ended December 31, 1997, 1998 and 1999, were approximately $529,000, $656,000 and $84,000, respectively.

15.      POLYCHEM LTD., INC.

     During 1994, the Company formed and held a 95% ownership of a new subsidiary, JLM Acquisition, Inc. On August 8, 1994, JLM Acquisition, Inc. purchased substantially all the business assets of Polychem, a chemical dyes distributor in Dalton, Georgia, for $900,000 in cash and a promissory note for $1,240,000 payable in semi-annual installments over five years.

     On October 26, 1995, JLM completed the sale of substantially all the operating assets of Polychem for cash of $882,000 and the assumption of related liabilities. The purchaser had an irrevocable option for a period of three years to buy the Polychem real property for $1; however, such option was not exercised by the purchaser. Therefore, the Company retained title to this real property. In 1999, the property was sold for approximately $600,000. The sale of the property generated a loss of approximately $336,000.

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.     ACQUISITIONS

     In September 1999, JLM acquired Colours and Industrial Chemicals Division of ICI South Africa and the majority shareholdings in ICI South Africa Mozambique Limitada (collectively "ICI") for $5.4 million, which was accounted for under the purchase method of accounting. ICI is a distributor of bulk and packaged organic and inorganic industrial chemicals. Operating with approximately 60 employees from offices in Durban, Johannesburg, Capetown and Port Elizabeth in South Africa and Maputo, Mozambique, the business markets a broad range of surface coatings, textiles, chemical manufacturing, refractory and rigid packaging. Operating results of ICI for the four months ended December 31, 1999 is included in the accompanying consolidated financial statements. Goodwill of $451,000 was recorded and is being amortized over 20 years.

     In November 1999, JLM acquired Sofecia USA ("Sofecia"), a wholly-owned and unincorporated operating division of Societe Financiere d'Entreposage et de Commerce International de l'Alcool, S.A. for $2.3 million, which was accounted for under the purchase method of accounting. Sofecia is a manufacturer and distributor of various formulations of ethyl alcohol for industrial use and of grain neutral spirits for beverage use in the United States. Operating results of Sofecia for the two months ended December 31, 1999 is included in the accompanying consolidated financial statements. Goodwill of $285,000 was recorded and is being amortized over 20 years.

     The fair value of the assets acquired and liabilities assumed recorded in conjunction with the above purchase transactions are presented below:

                                                  ICI            Sofecia           Total
                                            --------------   ---------------   -------------
Accounts receivable                          $  4,189,436     $    969,042     $  5,158,478
Inventory                                       3,101,290        1,025,690        4,126,980
Prepaid expenses                                   24,316            -               24,316
Other assets                                      254,005            -              254,005
Property & equipment                              291,300           36,969          328,269
Goodwill                                          451,460          284,985          736,445
Accounts payable and accrued expenses          (2,917,605)           -           (2,917,605)
                                            --------------   ---------------   -------------
Fair value of assets acquired, net of
  liabilities assumed                       $  5,394,202     $  2,316,686     $  7,710,888
                                            ==============   ===============   =============

     The proforma effects of the 1999 acquisitions on the 1998 and 1999 operating results of the Company were insignificant.

     Effective April 1, 1998, the Company completed the purchase of all of the assets of Browning for $9.5 million. The purchase price consisted of an initial payment of $7.5 million cash and a $2 million non-interest bearing promissory note to be paid in equal installments over four years (see Note 8). Browning was founded in 1948, and is a major marketer of inorganic chemicals, with a diversified product range serving both industrial and food processing markets throughout the United States.

     Effective April 1, 1998, JLM completed the acquisition of Tolson Transport B.V., a Dutch company, Tolson Holland B.V., ("Holdings") a Dutch company, and Tolson Asia Pte., Ltd, a Singapore company through the purchase of all of the outstanding shares of capital stock of the three companies, collectively the Tolson Group, from their parent Tolson Holding, B.V., a Dutch company. The total purchase price paid to Holdings for the Acquired Companies was $5.75 million, including the execution of a $2.9 million promissory note, subject to certain adjustments as described below. The Tolson Group is a global distributor and trader of methanol, solvents, aromatics and olefins. The acquisition expanded the Company's international chemical business especially in Asia and Europe including an office in Russia.

                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.     ACQUISITIONS - Continued

     The purchase price of the Tolson Group was determined based on a closing valuation date of March 31, 1998, less excluded receivables as defined in the Share Purchase Agreement and the execution of a $2.9 million promissory note that accrues interest at the LIBOR rate plus 1%. The promissory note is payable in five semi-annual installments of $350,000 with a lump-sum payment of $1.1 million due in May 2001 (see Note 8). Based on the combined negative shareholders' equity of the Tolson Group as of March 31, 1998, Tolson Holding. B.V. contributed approximately $7.4 million to bring the combined negative equity of the Tolson Group to zero.

     The purchase of the Tolson Group excluded certain receivables, as defined in the Share Purchase Agreement. For such excluded receivables, JLM will collect such receivables on a best efforts basis and JLM will receive a commission, as defined in the Share Purchase Agreement, for actual collections
made.   In 1999, goodwill was reduced by approximately $341,000 to reflect the reversal of a valuation allowance on a deferred tax asset which was realized in 1999.

     On July 3, 1998, the Company acquired 50.1%, of the outstanding common stock of Inquinosa, a Spanish company. The purchase price for Inquinosa was $450,000 plus an estimated $1.35 million to be funded through a three-year earn-out period based on a formula as defined in the agreement. The 1999 payment was approximately $689,000. The effective date of the acquisition was July 1, 1998. Inquinosa is a worldwide marketer of the pesticide lindane. Lindane is a preferred seed-treating pesticide that prevents insect damage during the critical pre-germination stage for wheat, other grains and canola.

     All of the above acquisitions were accounted for under the purchase method of accounting.

The fair value of the assets acquired and liabilities assumed recorded in conjunction with the 1998 purchase transactions are presented below:

                                         Tolson        Browning       Inquinosa        Total
                                      ------------   ------------   ------------   ------------
Accounts receivable                   $ 28,567,623   $  4,164,426    $ 1,476,581   $ 34,208,630
Inventories                              2,728,339      1,928,027        390,653      5,047,019
Prepaid and other current assets             4,379         14,026        150,665        169,070
Property and equipment                     348,313         57,440          -            405,753
Goodwill and other intangible assets:
  Distribution rights
   (15 year useful life)                     -              -            450,000        450,000
  Tax credit carryforward
   (19 year useful life)                 1,574,163          -              -          1,574,163
  Customer lists
   (15 year useful life)                 2,690,367      1,470,000          -          4,160,367
  Employee contracts
   (3 year useful life)                     -             194,492          -            194,492
  Non-compete agreements
   (3 year useful life)                     -             183,439          -            183,439
  Goodwill (40 year useful life)         2,046,752      4,154,802          -          6,201,554
Other long-term assets                       -             20,430         21,779         42,209
Accounts payable and accrued expenses  (31,598,387)    (2,858,135)    (1,734,948)   (36,191,470)
Long-term debt incurred                 (2,889,730)    (9,205,297)         -        (12,095,027)
Other long-term liabilities                  -              -           (304,730)      (304,730)
                                      ------------   ------------   ------------   ------------
Fair value of assets acquired,
  net of liabilities assumed          $  3,471,819   $    123,650   $    450,000   $  4,045,469
                                      ============   ============   ============   ============

     The following unaudited pro forma consolidated financial information for the Company gives effect to the above acquisitions as if they had occurred on January 1, 1997. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.     ACQUISITIONS - Continued

                                                    1997             1998
                                               --------------   --------------
Revenues                                        $447,573,000     $357,966,000

Income before extraordinary item and
  discontinued operations                          9,305,000       7,603,497

Net Income                                         8,919,000       7,603,497

Basic income per share                                  1.34            1.14

Basic shares outstanding                           6,682,862       6,678,317


     The pro forma income before extraordinary item and discontinued operations and pro forma net income for 1997 and 1998 include adjustments for the amortization of goodwill and other intangibles of approximately $750,000 and $750,000, respectively, and approximately $600,000 of interest expense that relate to the above acquisitions.

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

     In May 1997, the Company completed the sale of the majority of the assets of Enterprises for $1,075,000 cash. The sale resulted in an additional loss of $29,054, and the proceeds of the sale were used to repay the entire outstanding loan balance of Enterprises of approximately $905,000. Any remaining assets relating to these segments were sold in 1998.

     The operating results of the discontinued operations, which includes interest expense associated with Enterprises and Stables, are summarized as follows for the years ended December 31:
                                                       1997         1998
                                                    ----------   ----------
Sales                                               $   69,966   $    -
Loss from discontinued operations
  before income taxes                                 (351,270)     (34,078)
Income tax benefit                                     140,163       14,949
Net loss                                              (211,107)     (19,129)

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18.     EXTRAORDINARY ITEM

     During August 1997, the Company prepaid debt consisting of (i) approximately $13.2 million incurred to finance the acquisition of the Blue Island, Illinois facility and related capital expenditures associated with the QMAX Catalyst technology and (ii) approximately $0.8 million incurred to finance the acquisition of the Cape Fear, North Carolina, Terminal. As a result of the early extinguishment of debt, the Company recognized an extraordinary loss of approximately $386,000, net of income tax benefits of approximately $257,000, consisting primarily of prepayment penalties.

19.     STOCK-BASED COMPENSATION

     On July 2, 1997, the Company approved a long-term incentive plan ("LTIP") whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

     On July 23, 1997, the Company granted 411,500 options under the LTIP at an exercise price of $10 per share. During 1998, the Company issued 5,000 options with an exercise price of $10.50 per share and 1,000 options with an exercise price of $11.00 per share. During 1999, the Company issued 100,000 options with an exercise price of $5.00 per share under the LTIP. These options vest ratably over a three-year period. None of the options granted under the LTIP vested during 1997. During 1998 and 1999, 123,055 and 123,057 options previously granted vested under the LTIP, respectively. Options outstanding and exercisable as of December 31, 1997, 1998 and 1999 were 0, 128,799 and 246,112, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of income (loss). Had compensation cost for the options been determined based on the fair value at the grant date for awards in 1997, 1998, and 1999, consistent with the provisions of SFAS No. 123, JLM's net income (loss) and income (loss) per share for the years ended December 31, 1997, 1998, and 1999 would have been reduced to the pro forma amounts indicated below:

                                                       1997          1998          1999
                                                    ----------    ----------    ----------
Net income (loss) - as reported                     $6,493,754    $5,715,350   ($3,540,820)
Net income (loss) - pro forma                        6,318,137     4,793,043    (3,942,123)
Basic net income (loss) per share - as reported           1.13          0.81         (0.53)
Basic net income  (loss) per share - pro forma            1.10          0.68         (0.59)
Diluted net income (loss) per share - as reported         1.12          0.81         (0.53)
Diluted net income (loss) per share - pro forma           1.09          0.68         (0.59)
</TABLE
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-
average assumptions used for grants in 1997, 1998, and 1999, respectively:
expected volatility of .59%, 67.0%, and 65.4% and risk-free interest rate of
5.7%, 4.69%, and 6.34%.  Additionally, in each year, the dividend yield was 0%
and the expected lives were 10 years.

     Concurrent with the initial public offering, the Company awarded 47,000 shares of restricted stock, with a four-year vesting period to certain officers and employees. In 1999, the Company issued 40,000 shares of restricted stock to an officer of the Company, of which 10,000 shares were vested immediately, and the remainder vests over three years. The Company recognizes compensation expense related to the issuance of such restricted stock ratably over the vesting period.


                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

20.     EMPLOYEE STOCK PURCHASE PLAN

     On July 2, 1997, the Company approved an employee stock purchase plan (the
"Purchase Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the Purchase Plan. Under the Purchase Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common
Stock immediately prior to the beginning of each offering period.  The Purchase
Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During 1997, 1998, and 1999, employees of the Company purchased 3,415, 1,960, and 590 shares, respectively, of the Company's common stock under the Purchase Plan.

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

     The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the years ended
December 31:

INDUSTRY SEGMENT                     1997            1998            1999
                                 ------------    ------------    ------------
Revenues:
  Marketing                      $221,301,428    $248,060,581    $293,168,769
  Manufacturing                    65,520,738      57,674,733      39,529,064
                                 ------------    ------------    ------------
                                 $286,822,166    $305,735,314    $332,697,833
                                 ============    ============    ============

Operating Income (Loss):
  Marketing                      $  5,406,856    $  3,055,108    $  2,026,219
  Manufacturing                    10,752,634      11,902,754      (2,847,746)
  Corporate                        (2,256,929)    ( 2,311,022)     (2,370,660)
                                 ------------    ------------    ------------
                                 $ 13,902,561    $ 12,646,840    $ (3,192,187)
                                 ============    ============    ============

INDUSTRY SEGMENT
Capital Expenditures:
  Marketing                      $  1,670,703    $    669,768    $    921,754
  Manufacturing                       883,118         368,165       1,276,817
  Corporate                           321,610          64,259           5,000
                                 ------------    ------------    ------------
                                 $  2,875,431    $  1,102,192    $  2,203,571
                                 ============    ============    ============

Depreciation and Amortization:
  Marketing                      $    822,409    $  1,458,007    $  1,945,414
  Manufacturing                     1,687,935       1,691,783       1,703,281
  Corporate                           436,819         521,662         396,931
                                 ------------    ------------    ------------
                                 $  2,947,163    $  3,671,452    $  4,045,626
                                 ============    ============    ============



                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

21.  SEGMENT REPORTING - Continued

INDUSTRY SEGMENT                     1997            1998            1999
                                 ------------    ------------    ------------
Identifiable Assets:
  Marketing                      $ 39,644,328    $ 67,010,955    $102,738,173
  Manufacturing                    29,691,796      26,437,814      24,174,644
  Corporate                        14,224,447       9,816,520      13,109,160
                                 ------------    ------------    ------------
                                 $ 83,560,571    $103,265,289    $140,021,977
                                 ============    ============    ============

GEOGRAPHIC LOCATION
Revenues:
  United States                  $236,650,808    $187,075,834    $137,870,520
  Venezuela                         9,624,688       8,606,942       6,779,238
  Holland                          35,533,157      52,530,545      93,714,584
  Singapore                            -           46,992,874      73,212,683
  South Africa                         -                -           7,338,330
  Other nations                     5,013,513      10,529,119      13,782,478
                                 ------------    ------------    ------------
                                 $286,822,166    $305,735,314    $332,697,833
                                 ============    ============    ============

Operating Income (Loss):
  United States                  $ 16,466,705    $ 14,727,018    $ (4,656,413)
  Venezuela                          (143,327)       (818,268)       (360,738)
  Holland                            (230,586)       (655,637)      1,695,458
  Singapore                             -             454,072       1,403,464
  South Africa                          -               -            (148,553)
  Other nations                        66,698       1,250,677       1,245,255
  Corporate                        (2,256,929)     (2,311,022)     (2,370,660)
                                 ------------    ------------    ------------
                                 $ 13,902,561    $ 12,646,840    $ (3,192,187)
                                 ============    ============    ============

Identifiable Assets:
  United States                  $ 70,756,106    $ 74,164,842    $ 82,489,757
  Venezuela                         3,035,968         469,690       3,862,645
  Holland                           8,411,689      15,759,658      23,931,789
  Singapore                            -            7,510,211      13,438,680
  South Africa                         -                -           8,952,621
  Other nations                     1,356,808       5,360,888       7,346,485
                                 ------------    ------------    ------------
                                 $ 83,560,571    $103,265,289    $140,021,977
                                 ============    ============    ============

22.     SUBSEQUENT EVENTS

     The Company has made the decision to discontinue it's operations conducted through its subsidiary, JLM Industries de Venezuela, C.A.  The Company is
targeting an April 2000 shutdown.  At this point, management does not believe there will be any material costs related to closing the existing operations.
In order to maintain a presence in Venezuela, the Company will take a minority equity interest in an old line distribution business which was a direct
competitor of JLM in the local markets.   Management believes joining forces
will not only reduce competition, but will also allow the new entity to take advantage of cost synergies which under normal circumstances would not be available.  As a result, management believes that the new structure should generate positive results for both partners.  The agreement calls for both partners to transfer selective assets into the venture (receivables, inventory, payables).  Each partner will guarantee the solvency of the respective debtors transferred as part of the joint venture agreement.



                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

21.  SUBSEQUENT EVENTS - Continued

     In February 2000, the Company entered into a contract to sell the Company's airplane for approximately $2.5 million in cash. Gain on the disposal of this asset is approximately $340,000.

     In January 2000, the Company exchanged its 25% interest in SK Asia and
12.7% interest in SK Trading, two Singapore based companies participating in a joint venture to construct a dioctyl phthlate plant and terminal in Vietnam, for a 49% interest in an existing terminal facility which was named Siam JLM Co., Ltd.




                         JLM INDUSTRIES, INC. AND SUBSIDIARIES
                                     SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS
                      Years Ended December 31, 1997, 1998 and 1999

                                       Balance at        Charged to                    Balance at
                                   Beginning of Year      Expenses      Deductions    End of Year
                                   -----------------     ----------     ----------    -----------
Year ended December 31, 1997
  Accumulated amortization (1)             598,029          349,337          -           947,366
  Allowance for doubtful accounts          453,960           94,039          -           547,999

Year ended December 31, 1998
  Accumulated amortization (1)             947,366          837,110          -         1,784,476
  Allowance for doubtful accounts          547,999          270,902          -           818,901

Year ended December 31, 1999
  Accumulated amortization (1)           1,784,476        1,006,066          -         2,790,542
  Allowance for doubtful accounts          818,901          286,248          -         1,105,149

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

                                                                                     Director
Directors and Executive Officers    Age    Positions                                  Since
--------------------------------    ---    ---------                                 --------
John L. Macdonald                    57    President, Chief Executive Officer
                                            & Director                                  1986
Frank A. Musto                       43    Vice President, Chief Financial Officer
                                            & Director                                  1997
Walter M. Tarpley                    55    Vice President, Director                     1999
Michael J. Molina                    48    Vice President - Tax and Audit
                                            & Secretary
Linda L. Sato                        39    Vice President & Treasurer
Sean D. Macdonald                    29    Vice President, Director                     1999
Jerry L. Weinstein                   64    Director                                     1997
Thomas F. Kennedy                    57    Director                                     1999
Charles Neivert                      42    Director                                     1999

     JOHN L. MACDONALD founded the Company in April 1986, and has served as the President, Chief Executive Officer and a director of the Company throughout its history. Mr. Macdonald also co-founded Gill and Duffus Chemical, Inc., in 1978 and served as its President and Chief Executive Officer until the conclusion of a leveraged buyout in 1983, in which Gill and Duffus Chemical, Inc., merged with the Steuber Company, Inc. Mr. Macdonald received a B.A. from Colorado College and has more than 29 years experience in the chemical industry.

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

     WALTER M. TARPLEY started with JLM in January 1999, as President of the Company's North American Division and Vice President of JLM Industries, Inc. Prior to joining JLM, Mr. Tarpley served as Vice President and General Manager of Ashland Chemical Company's Industrial Chemicals & Solvents Division, the United States' largest distributor of performance chemicals and additives. Mr. Tarpley served 26 years with Unocal Chemicals in various General Management positions and joined Ashland in 1993 in a merger of these firms. Upon joining Ashland, Mr. Tarpley was named Business Director for the IC&S Divisions Coatings, Adhesives and Inks business. In this capacity, Mr. Tarpley also managed the Divisions' International Group and Technical Services Laboratories. Mr. Tarpley received a B.S. in Marine Biology from the University of Miami.

     MICHAEL J. MOLINA joined the Company in 1986 as Controller. In 1995, he was promoted to his current position as Vice President - Tax and Audit. Mr. Molina is primarily responsible for taxes, audits and management information systems. From 1992 to 1995, Mr. Molina served as Vice President of Administration. Mr. Molina received a B.A. from Johns Hopkins University and an M.B.A. from Pace University.

     LINDA L. SATO has been employed by the Company since 1986 when she was hired as the Company's Assistant Controller. In 1994, she was appointed Vice President and Controller. In 1996, Ms. Sato was promoted to Vice President and Treasurer. Ms. Sato graduated from the University of Connecticut with a B.A. in Accounting.

     SEAN D. MACDONALD joined the Company in May 1994. Mr. Macdonald worked as a sales representative in the Company's Southwest region until January 1997.
In January 1997, Mr. Macdonald was relocated to the Company's Dutch subsidiary, JLM Industries (Europe) B.V. in the olefins trading group. In November 1997, Mr. Macdonald was appointed Managing Director of JLM Industries (Europe) B.V. in order to facilitate the integration of the Tolson acquisition. Mr. Macdonald was managed to the Company's Singapore operation, JLM Chemicals
(Asia) Pte. Ltd. in November 1998. In April 1999, Mr. Macdonald was appointed Vice President International and transferred to the Company's headquarters in Tampa. Mr. Macdonald received a B.A. in political science and a minor in international marketing from the University of Tampa.

     JERRY L. WEINSTEIN served as Vice President of Owens Corning - Specialty & Foam Products Division since 1994. From 1980 until 1994, Mr. Weinstein was President and Chief Executive Officer of UC Industries, Inc., an independent manufacturer of plastic products for the building materials industry.

     THOMAS F. KENNEDY joined the Board of Directors of the Company in January 1999. Prior to joining the Board, Mr. Kennedy served as President and Chief Executive Officer of Hoechst Celanese ("Hoechst") from January 1996 until his retirement in March 1998. Mr. Kennedy joined Hoechst in 1966 and held various sales and marketing positions with the company including Vice President and General Manager of the Filter Products Division of Celanese Fibers Operations. Mr. Kennedy became Executive Vice President of Celanese Chemical Company in 1986 and President of Hoechst Celanese Chemical Group in 1989, which included responsibility for overseeing the Textile Fibers, Technical Fibers Polyester Resins and Films and Specialty Chemicals groups.

     CHARLES N. NEIVERT joined the Board of Directors on July 2, 1999. In 1992, Mr. Neivert co-founded and is currently the Executive Vice President of New Vernon Associates, which is an investment advisory boutique focusing on select global chemical, life science and pharmaceutical companies. From 1987 to 1992, Mr. Neivert was the Vice President and Senior Sector Analyst of Anantha Raman & Company, Inc., a leading equity research boutique. From 1980 until 1986, Mr. Neivert worked with Data Resources, Inc. as a Manager and Economist wherein he developed, designed and marketed new computer-based forecasting and cost models for the chemical industry. Mr. Neivert is a candidate for his M.B.A. at Rutgers University and received his B.A. from the University of Pennsylvania Economics and Chemistry.

     Sean D. Macdonald is the son of the Company's President and Chief Executive Officer, John L. Macdonald. None of the other executive officers or directors are related to one another. Executive officers are elected by and serve at the discretion of the Board of Directors.

     Directors Compensation - Through October 21, 1998, Directors who were not employees of the Company received an annual retainer of $10,000 and an automatic grant of options to purchase 1,000 shares of Common Stock upon their initial election and upon each reelection to the Board in accordance with the Company's Non-Employee Directors' Stock Plan. Effective October 22, 1998, the Board of Directors amended the plan to provide for an increase in the number of options granted under the plan to non-employee Directors to 5,000 options upon initial election to the Board and will 2,500 upon their reelection to the Board.

     To the Company's knowledge, based upon a review of the forms, reports and certificates filed with the Company by the Company's directors, officers, and stockholders, all Section 16(a) filing requirements have been complied with by such persons during 1999, except that for each of the following directors and officers, one form was not timely filed relating to the indicated number of transactions: Mr. Musto, Ms. Sato, Mr. Molina, Mr. Kimball, and Mr. Lelek, one transaction; Mr. Weinstein, two transactions. In addition, for Sean Macdonald, four forms were filed late reporting an aggregate of five transactions.

Item 11.  Executive Compensation:

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the years ended December 31, 1997, 1998 and 1999 for each of the named executive officers (as defined under applicable Securities and Exchange Commission Rules) of the Company (the "Named Executive Officers"):

                                                          Long-Term Compensation
                                 Annual Compensation             Awards
                              -----------------------    ------------------------
     Name                                                 Restricted                  All Other
     And                         Salary       Bonus         Stock         Options   Compensation
   Position              Year     ($)          ($)       Awards ($)(2)      (#)         ($)(1)
---------------------   -----  --------     --------     ------------    --------   ------------
John L. Macdonald       1999   $400,000     $   -          $    -          10,000      $22,551
President & CEO         1998    410,769      180,000            -            -          23,271
                        1997    401,541      200,000            -         125,000       17,056

Walter M. Tarpley       1999    175,000         -            200,000       40,000       84,171
Vice President          1998       -            -               -            -            -
                        1997       -            -               -            -            -

Wilfred  J. Kimball     1999    135,483         -               -           5,000       16,346
Vice President          1998    136,437       20,000            -            -          12,694
                        1997    136,437       22,000          20,000       30,000       15,266

Frank A. Musto          1999    135,769         -               -           5,000       32,470
Vice President & CFO    1998    128,365       25,000            -            -          12,400
                        1997    121,274       27,000         150,000       30,000       15,841

John T. White           1999    132,200         -               -           2,000       10,420
Vice President &        1998    123,759       11,000            -           5,000       16,861
General Counsel         1997    114,462       27,500            -          15,000       11,888

(1) Amount in 1999, for Mr. Macdonald consists of $7,913 for a car allowance and $14,638 which is the dollar value, on a term loan, of the benefit to Mr. Macdonald of the $128,338 premium paid by the Company during 1999, for a split-dollar life insurance plan covering Mr. Macdonald and his wife. Under the terms of the split dollar life insurance agreement, the Company has the right to recover all of the premiums paid by the Company under the agreement. Amount in 1999, for Mr. Tarpley consists of $50,000 in stock, relocation expense reimbursement of $29,564 and $3,859 for a car allowance. Amount for Mr. Kimball 1999 consists of $2,500 in stock, $3,300 for a car allowance and $9,715 contributed by the Company to the Company's Deferred Plan. Amount for Mr. Musto in 1999, consists of $18,750 in stock, $3,600 for a car allowance and $10,000 contributed by the Company to the Company's Defined Contribution Plan. Amount for Mr. White in 1999, consists of a car allowance of $1,650 and $7,920 that was contributed by the Company to the Company's Defined Contribution Plan.

(2) The aggregate restricted stock holdings and value of such holdings at December 31, 1999 for Mr. Tarpley were 30,000 shares and $101,250, respectively, for Mr. Kimball were 1,000 shares and $3,375, respectively, and for Mr. Musto were 7,500 shares and $25,313, respectively. For Mr. Tarpley, 25% of the shares vested immediately upon grant and 25% vest each year thereafter. For Messrs. Musto and Kimball, the shares of restricted stock are subject to a substantial risk of forfeiture which lapses as to one-quarter of the shares each January 1st, commencing on January 1, 1998. Dividends on all restricted shares issued to the named executive officers are paid at the same rate as paid to all stockholders. The Company currently intends to retain all future earnings for the development of its business and does not anticipate paying cash dividends for the foreseeable future.

(3) Mr. Kimball and Mr. White terminated employment with the Company as of December 31, 1999.

The following table summarizes certain information concerning stock options granted during fiscal year 1999 to the Named Executive Officers:

                              Individual Grants
-----------------------------------------------------------------------
                                 % of Total                                 Potential Realizable
                                  Options                                     Value at Assumed
                                 Granted to     Exercise                      Annual Rates of
                                 Employees      or Base                   Stock Price Appreciation
                     Options     in Fiscal       Price       Expiration        for Option Term
Name                Granted(#)     Year         ($/Share)       Date          5% ($)     10% ($)
----                ----------   ---------      ---------    ----------      --------   --------
John L. Macdonald     5,000         5.0%          5.00        01/01/09         15,700     39,850
Walter M. Tarpley    40,000        40.0%          5.00        01/01/09        125,600    318,800
Wilfred J. Kimball    5,000         5.0%          5.00        01/01/09         15,700     39,850
Frank A. Musto        5,000         5.0%          5.00        01/01/09         15,700     39,850
John T. White         2,000         2.0%          5.00        01/01/09          6,280     15,940

     The following table provides information regarding the exercise of stock options during fiscal year 1999 and stock options held as of the end of fiscal year 1999 by the Named Executive Officers:

                          AGGREGATED OPTION EXERCISE
                       AND YEAR END OPTIONS VALUE TABLE

                                                                            Value of Unexercised
                                                Number of Unexercised       In-the-Money Options
                                             Options At Fiscal Year End     At Fiscal Year End (1)
                                             -----------------------------------------------------
                      Shares
                    Acquired on    Value
Name                 Exercise    Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
----                -----------  -----------  -----------  -------------  -----------  -------------
John L. Macdonald        0           0          86,666        48,334          $0            $0
Walter M. Tarpley        0           0          10,000        30,000           0             0
Wilfred J. Kimball       0           0          21,666        13,334           0             0
Frank A. Musto           0           0          21,666        13,334           0             0
John T. White            0           0          13,999         8,001           0             0

(1) This represents the amount by which the fair market value of the Company's Common Stock of $3.375 per share as of December 31, 1999 exceeded the exercise price of the options held by the Named Executive Officers.

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

                                                      Number        Percent
                                                   Beneficially       Of
Name of Beneficial Owner                             Owned (1)       Class
------------------------                           ------------    ---------
John L. Macdonald                                  4,285,814 (2)      59.7
Maxwell Stolzberg                                  2,596,608 (2)      36.2
Derry L. Macdonal                                  1,435,500 (2)      20.0
Walter M. Tarpley                                     24,400 (3)       *
Frank A. Musto                                        30,216 (3)       *
Sean D. Macdonald                                     14,199 (3)       *
Jerry L. Weinstein                                     7,500 (4)       *
Thomas F. Kennedy                                      5,000 (4)       *
All Directors, Nominees for Directors
and Executive Officers As a Group (9 persons)      4,407,815 (5)      61.4

*Less than one percent ownership

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which person has or shares voting power and/or investment power. Except as otherwise indicated, all shares are held of record with sole voting and investment power.

(2) Of the shares shown for Mr. Macdonald and Mr. Stolzberg, as Trustee, 2,596,608 shares are held of record by an Irrevocable Trust of which Mr. Stolzberg is Trustee and Mr. Macdonald is the grantor and sole beneficiary. Under terms of the Irrevocable Trust, Mr. Stolzberg, as Trustee, has the full and exclusive right and power to vote and dispose of all shares of Common Stock held by the Irrevocable Trust. However, as a result of Mr. Macdonald's right to terminate the Irrevocable Trust by providing written notice at certain specified times and acquire beneficial ownership of the shares of Common Stock held by the Irrevocable Trust, Mr. Macdonald and the Trustee may be deemed to share voting and investment control with respect to the shares of Common Stock held by the Irrevocable Trust. Also, of the shares shown for Mr. Macdonald, 1,435,500 are held of record by Derry L. Macdonald, but Mr. Macdonald is deemed to beneficially own these shares because pursuant to a Stockholders Voting Agreement, Irrevocable Proxy and Right of First Refusal Mr. Macdonald has a right to vote the shares. The number of shares shown for Mr. Macdonald also includes 167,040 shares of Common Stock held by two irrevocable trusts created for the benefit of Mr. Macdonald's children for which Mr. Macdonald disclaims beneficial ownership, and 86,666 shares deemed to be beneficially owned by Mr. Macdonald by virtue of certain stock options that are currently exercisable. The number of shares shown for Mr. Stolzberg includes 3,000 shares held by Mr. Stolzberg's wife.

(3) For Mr. Tarpley, the number of shares include 10,000 shares of vested options and 14,400 shares of vested restricted stock. For Mr. Musto, the number of shares include 21,666 shares of vested options, 8,100 shares of
     vested restricted stock, and 450 shares personally owned.   For Mr.
     Macdonald, the number of shares include 4,999 shares of vested options and 9,200 share personally owned.

(4) For each of Messrs. Weinstein and Kennedy, the number of shares shown represent vested options that are currently exercisable.

(5) The number of shares shown includes, in addition to the options held by the officers and Directors named in the table, an additional 40,686 shares deemed to be beneficially owned by two other executive officers not shown in the table that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The Company's Spanish distributor is Chemical Trading, S.L. ("CTSL"), which is owned 100.0% by Eduardo Delgadillo, a stockholder of the Company. The Company and CTSL have an arrangement pursuant to which the Company pays CTSL's operating expenses. The Company treats the difference between such payments and the amount of commissions and other amounts due to CTSL as a loan. Under such arrangement CTSL was indebted to the Company for approximately $650,000 as of December 31, 1999. As of December 31, 1999, Mr. Delgadillo was the beneficial owner of approximately 1.8% of the Company's outstanding Common Stock.

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

     JLM has loans payable to its majority stockholder of $905,148 at December 31, 1998 and 1999. The loan payable bears interest at the prime rate, which was 7.75% and 8.25% at December 31, 1998 and 1999, respectively, and matures on June 1, 2002. Additionally, the Company has approximately $1,700,000 of miscellaneous receivables owed by the majority stockholder. These items are netted together and included as part of other accounts receivable in the accompanying consolidated balance sheet.

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

2. The following Consolidated Financial Statement Schedule and reports are included herein:

     Schedule II -  Valuation and Qualifying Accounts for the years ended
                    December 31, 1997, 1998 and 1999

For the Independent Auditors' Reports on the Consolidated Financial Statements and Consolidated Financial Statement Schedule, see index at the beginning of
Item 8, "Consolidated Financial Statements and Supplemental Data."

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

4. Exhibits

3.1         Articles of Incorporation, as amended (1)
3.2         Form of Amended and Restated Articles of Incorporation (1)
3.3         Bylaws (1)
3.4         Form of Amended and Restated Bylaws (1)
4           Form of Common Stock Certificate (1)
10.1        Authorized Distributor Agreement between GE Petrochemicals, Inc.
            and JLM Marketing, Inc. for Styrene (1)
10.2**      Memorandum of Agreement between Sasol Chemical Industries (PTY)
            Ltd. and JLM Marketing,  Inc. for N-Propanol (1)
10.3**      Memorandum of Agreement between Sasol Chemical Industries (PTY)
            Ltd. and JLM Marketing, Inc. for Acetone (1)
10.4**      Memorandum of Agreement between Sasol Chemical Industries (PTY)
            Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)
10.5**      Acetone Sales Agreement between Mt. Vernon Phenol Plant
            Partnership, JLM Marketing, Inc. and JLM Industries, Inc. (1)
10.6        Asset Purchase Agreement by and among BTL Specialty Resins Corp.
            and JLM Chemicals, Inc. providing for the acquisition of the Blue
            Island (Illinois) Phenol Plant, as amended (1)
10.7        Propane/Propylene Agreement between Clark Oil & Refining
            Corporation and BTL Specialty Resins Corp. (1)
10.8        Q-Max Process License Agreement between BTL Specialty Resins Corp.
            and UOP (1)
10.9        Credit Agreement among JLM Chemicals, Inc., The CITGroup/Equipment
            Financing, Inc. and The CIT Group/Business Credit, Inc., as amended (1)
10.10       Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

10.11 Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)
10.12 Mortgage, Assignment of Leases and Rents and Security Agreement from JLM Chemicals, Inc. to The CIT Group/Equipment Financing, Inc., as corrected and modified (1)
10.13       Partnership Agreement of Mt. Vernon Phenol Plant Partnership (1)
10.14 Intercreditor Agreement between JLM Marketing, Inc., JLM Industries, Inc., JLM Terminals, Inc., JLM International, Olefins Marketing, Inc., State Street Bank and Trust Company, Caisse Nationale De Credit Agricole and Standard Chartered Bank New York Branch (1)
10.15 Master Promissory Note by JLM International, Inc. and Olefins Marketing, Inc. in favor of Caisse Nationale De Credit Agricole (1)
10.16 Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale De Credit Agricole, New York Branch (1)
10.17 Security Agreement between Olefins Marketing, Inc. and Caisse Nationale De Credit Agricole, New York Branch (1)
10.18 Security Agreement between JLM International, Inc. and Caisse Nationale De Credit Agricole, New York Branch (1)
10.19 Amended and Restated Credit Agreement among JLM Industries, Inc., JLM Marketing, Inc., JLM Terminals, Inc., JLM International Inc., Olefins Marketing, Inc., John L. Macdonald and State Street Bank and Trust Company, as amended (1)
10.20       Facility Letter between Standard Chartered Bank and Olefins
            Marketing (1)
10.21       Security Agreement by Olefins Marketing to Standard Chartered
            Bank (1)
10.22       Security Agreement by JLM International, Inc. to Standard Chartered
            Bank (1)
10.23 Continuing Guaranty by JLM International, Inc. and Olefins Marketing Corp. in favor of Standard Chartered Bank (1)
10.24       Facility letter between Generale Bank and JLM Industries (1)
10.25       Corporate Guarantee by JLM Industries, Inc. to Generale Bank (1)
10.26 Agreement by and among Union Carbide Corporation, D-S Splitter, Inc., JLM Industries, Inc. and Olefins Terminal Corporation (1)
10.27 Pledge and Security Agreement by JLM Industries, Inc. to Ultramar Diamond Shamrock Corporation (1)
10.28 Management, Operating and Stockholders Agreement of Olefins Terminal Corporation between D-S Splitter, Inc., Ultramar Diamond Shamrock Corporation, JLM Industries, Inc., Olefins Marketing, Inc. and Olefins Terminal Corporation (1)
10.29 Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat (1)
10.30 Agreement for Sale and Purchase of Common Stock between John L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc. (1)
10.31 Agreement for Sale and Purchase of Common Stock between John L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc. (1)
10.32       Form of Indemnification Agreement for Officers and Directors (1)
10.33       Form of 1997 Employee Stock Purchase Plan (1)
10.34       Form of Long Term Incentive Plan (1)
10.35       Form of Non-employee Directors' Plan (1)
10.36 Assignment and Assumption Agreement between Ashland Chemical, Inc. and JLM Terminals, Inc. (1)
10.37 Asset Purchase Agreement between Union Oil Company of California and Ashland Chemical, Inc. (1)
10.38 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd. combined financial statements for the three-year period ended December 31, 1997. (1)

10.39 Final Form of Indemnification Agreements effective as of July 29, 1997 (except for Walter M. Tarpley whose effective date was January 1, 1999) by and between the following officers and/or Directors of JLM Industries, Inc. (1):

Name                                   Date Signed
------------------------           -------------------
John L. Macdonald                    January 7, 1999
Thaddeus  J. Lelek                   January 11, 1999
Wilfred J. Kimball                   January 7, 1999
Frank A. Musto                       January 7, 1999
John T. White                        January 11, 1999
Michael J. Molina                    January 7, 1999
Linda Sato                           January 7, 1999
Sean D. Macdonald                    January 7, 1999
Roger C. Kahn                        January 24, 1999
Jerry L. Weinstein                   January 20, 1999
Walter M. Tarpley                    January 13, 1999

10.40 Employment agreement between JLM Industries, Inc. and Walter M. Tarpley dated (2)
10.41 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd. combined financial statements for the three-year period ended December 31, 1997. (3)
10.42       Purchase agreement with ICI South Africa Limited.
10.43 Purchase agreement with Societe Financiere d'Entreposage et de Commerce International de l'Alcool, S.A.

(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-27843) filed with the SEC on July 21, 1997.
(2) Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, dated May 14, 1999.
(3) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K/A, dated June 23, 1999.


** Confidential treatment has been requested with respect to portions of this Exhibit.

(b) Reports on Form 8-K
     The Company did not file any reports on From 8-K during the fourth quarter 1999.

                                 SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JLM Industries, Inc.

                              By: / s/ John L. Macdonald
                              ----------------------------------------------
                                 John L. Macdonald
                                 President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                                 Date
-----------------------    ----------------------------------------------      ---------------

/s/ John L. Macdonald      President, Chief Executive Officer and               March 30, 2000
-----------------------    Director (Principal Executive Officer)
 John L. Macdonald

 /s/ Frank A. Musto        Chief Financial Officer, Vice President              March 30, 2000
-----------------------    and Director (Principal Financial Officer
 Frank A. Musto            and Principal Accounting Officer)

 /s/ Walter M. Tarpley     Vice President and Director                          March 30, 2000
-----------------------
 Walter M. Tarpley

 /s/ Jerry L. Weinstein    Director                                             March 30, 2000
-----------------------
  Jerry L. Weinstein

 /s/ Charles Neivert       Director                                             March 30, 2000
-----------------------
 Charles Neivert

 /s/ Thomas F. Kennedy     Director                                             March 30, 2000
-----------------------
 Thomas F. Kennedy

/s/ Sean D. Macdonald      Director                                             March 30, 2000
-----------------------
 Sean D. Macdonald

                                   Exhibit 23


INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in the Registration Statements for the Company's Long-term Incentive Plan, Non-Employee Directors Stock Option Plan and Employee Stock Purchase Plan (No.'s 333-32337,333-32339 and 333-32347, respectively) of JLM Industries, Inc. and subsidiaries on Forms S-8 of our report dated March 7, 2000 appearing in the annual report on Form 10-K of JLM Industries, Inc. and subsidiaries for the year ended December 31, 1999.


DELOITTE & TOUCHE LLP

Tampa, Florida
March 30, 2000