Form 10-Q
period 2000-03-31
JLM INDUSTRIES INC
filed 2000-05-12
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2000

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


                Class                             Outstanding at May 11, 2000
                -----                             ---------------------------
Common stock, par value $0.01 per share                 6,554,205

                              JLM INDUSTRIES, INC.

                                    INDEX

                                                                      PAGE
PART I     FINANCIAL INFORMATION                                     NUMBER
------     ---------------------                                     ------
Item 1     Consolidated Financial Statements:

           Consolidated Balance Sheets at December 31, 1999 and
            March 31, 2000 (unaudited)                                   3

           Unaudited Consolidated Statements of Operations and
            Comprehensive Loss for the Three Months
            Ended March 31, 1999 and 2000                                4

           Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1999 and 2000           5

           Notes to Consolidated Financial Statements                    6

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10

Item 3     Quantitative and Qualitative Disclosures about Market Risk   13

Part II    OTHER INFORMATION
-------    -----------------

Item 1     Legal Proceedings                                            15

Item 6     Exhibits and Reports on Form 8-K                             15

                          JLM INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                       December 31,         March 31,
                                                            1999              2000
                                                      --------------     --------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    1,419,568     $      940,338
  Accounts Receivable:
    Trade                                                 52,063,858         48,905,937
    Other                                                  4,595,630          4,638,964
  Inventories                                             20,557,450         25,604,875
  Prepaid expenses and other current assets                4,383,263          4,282,337
  Income tax receivable                                    3,877,942          5,869,141
                                                      --------------     --------------
       Total current assets                               86,897,711         90,241,592
  Other investments                                        6,725,834          6,741,245
  Property and equipment, net                             27,900,465         25,793,900
  Goodwill and other intangibles                          11,692,139         11,327,374
  Other assets                                             6,805,828          6,823,697
                                                      --------------     --------------
       Total assets                                   $  140,021,977     $  140,927,808
                                                      ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses               $   62,638,192     $   64,244,666
  Current portion of long-term debt                        2,904,166          3,223,518
  Deferred income taxes - current                            127,194            127,194
  Deferred revenue                                           435,497            560,079
                                                      --------------     --------------
       Total current liabilities                          66,105,049         68,155,457
  Long-term debt less current portion                     24,872,156         24,620,136
  Deferred income taxes                                    7,525,641          7,557,980
  Minority interest                                          543,085            638,641
  Deferred revenue and other liabilities                   3,487,144          4,523,119
                                                      --------------     --------------
       Total liabilities                                 102,533,075        105,495,333

Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock - 5,000,000 shares authorized;
    0 shares issued and outstanding                            -                  -
  Common stock - $.01 par value; 30,000,000 shares
    Authorized; 7,151,151 shares issued                       71,511             71,511
  Additional paid-in capital                              21,550,453         21,550,453
  Retained earnings                                       19,883,927         18,391,827
Accumulated other comprehensive loss
  Foreign currency translation adjustment                   (985,820)        (1,484,338)
                                                      --------------     --------------
                                                          40,520,071         38,529,453
  Less treasury stock at cost - 573,636 and
    593,336 shares, respectively                          (3,031,169)        (3,096,978)
                                                      --------------     --------------
       Total stockholders' equity                         37,488,902         35,432,475
                                                      --------------     --------------
       Total liabilities and stockholders' equity     $  140,021,977     $  140,927,808
                                                      ==============     ==============

                  See notes to consolidated financial statements.

                        JLM INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (Unaudited)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                             1999             2000
                                                         -------------    -------------
Revenues                                                 $  65,837,540    $  87,406,578
Cost of sales                                               60,564,887       83,883,136
                                                         -------------    -------------
  Gross profit                                               5,272,653        3,523,442
Selling, general and administrative expenses                 5,613,262        5,728,787
                                                         -------------    -------------
  Operating loss                                              (340,609)      (2,205,345)
Interest expense - net                                        (432,789)        (612,090)
Other income (expense) - net                                  (274,915)         569,688
Foreign currency exchange loss - net                            (8,019)         (41,134)
                                                         -------------    -------------
Loss before minority interest and
  income taxes                                              (1,056,332)      (2,288,881)
Minority interest in income of Subsidiaries                   (103,285)         (95,556)
                                                         -------------    -------------
Loss before income taxes                                    (1,159,617)      (2,384,437)
                                                         -------------    -------------
Income tax provision (benefit)
  Current                                                     (678,973)      (1,153,895)
  Deferred                                                     375,990          261,558
                                                         -------------    -------------
  Total income tax benefit                                    (302,983)        (892,337)
                                                         -------------    -------------
Net loss                                                      (856,634)      (1,492,100)
Other comprehensive loss
  Foreign currency translation adjustments                    (236,278)        (498,518)
                                                         -------------    -------------
Comprehensive loss                                       $  (1,092,912)   $  (1,990,618)
                                                         =============    =============

Basic and diluted earnings (loss) per share              $       (0.13)    $      (0.23)

Weighted average shares outstanding                          6,694,612        6,567,225
Diluted weighted average shares outstanding                  6,694,612        6,567,225

                  See notes to consolidated financial statements.

                        JLM INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                              Three Months Ended March 31,
                                                             ------------------------------
                                                                 1999             2000
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $   (856,634)    $ (1,492,100)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Deferred income taxes                                            595,065          261,558
  Minority interest in income of subsidiaries                      103,285           95,556
  Depreciation and amortization                                    955,272        1,054,390
  Loss from partnerships                                            12,000            -
  Loss (gain) on asset disposal                                    336,008         (325,841)
  Bad debt expense                                                  18,000            -
Changes in assets and liabilities (exclusive of acquisitions):
  Decrease in accounts receivable                                  878,563        3,114,587
  Decrease (increase) in inventories                               792,374       (5,047,425)
  Increase in prepaid expenses and other current assets         (2,468,183)        (490,875)
  Increase  in income taxes receivable                            (839,966)      (1,991,200)
  Increase in other investments                                      -              (15,411)
  Increase in other assets                                          (8,351)         (68,045)
  (Decrease) increase in accounts payable and
   accrued expenses                                             (3,849,956)       1,606,475
  Increase in deferred revenue                                   4,144,778        1,121,237
  Increase  in other liabilities                                     2,329           39,320
                                                              ------------     ------------
 Net cash used in operating activities                            (185,416)      (2,137,774)
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                       -            2,530,000
  Capital expenditures                                            (223,632)        (374,461)
  Other investments                                                (40,433)           -
                                                              ------------     ------------
 Net cash (used in) provided by investing activities              (264,065)       2,155,539

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds loans payable                                       421,258            -
  Proceeds from long-term debt                                       -           16,597,400
  Principal payments of long-term debt                            (487,044)     (16,530,068)
  Purchase of treasury shares                                     (144,561)         (65,809)
                                                              ------------     ------------
 Net cash (used in) provided by financing activities              (210,347)           1,523

Effect of foreign exchange rates on cash                          (236,278)        (498,518)
                                                              ------------     ------------
      Net decrease in cash and cash equivalents                   (896,106)        (479,230)
Cash and cash equivalents, beginning of period                   2,480,566        1,419,568
                                                              ------------     ------------
Cash and cash equivalents, end of period                      $  1,584,460     $    940,338
                                                              ============     ============

                 See notes to consolidated financial statements.

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  DESCRIPTION OF BUSINESS

     JLM is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed in "Purchasing" magazine's "Top 100 Chemical Distributors" as the eighth largest chemical distributor in North America. The Company is also a manufacturer and merchant marketer of acetone and phenol. The Company will continue to strengthen its position in its core chemical businesses, and will aggressively expand its capabilities in specialty chemicals and plastics. The Company continues to maintain and expand long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and constantly adds new product capabilities through new distribution agreements and acquisition and investment opportunities. The Company sells its products worldwide to over 1000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the respective three months ended March 31, 1999 and 2000. Interim results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000.

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

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)

3.  LONG-TERM DEBT

     The Company's bank loans contain financial certain financial covenants which must be met with respect to , among other things, minimum consolidated net income levels, minimum current ratio and debt service. The Company was not in compliance with certain of such financial covenants as of March 31, 2000. The Company is currently working with the respective financial institution in amending the debt agreement and a waiver for non-compliance has also been requested.

4.  COMMITMENTS AND CONTINGENCIES

     During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4.16 million as a prepayment towards future purchases by the third party. Volume purchase commitments by the third party were 18 million pounds in 1999 and 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and will be applied against future purchases. Sales exceeding the yearly volume under the contract will be sold at market price. Additionally, the third party has an option to increase the volume up to 45 million pounds in 2002 for an additional prepayment of $1.7 million by December 31, 2001. In March 2000, the parties amended the agreement which revised the formula based price. In return, the Company received an additional $1.0 million from the third party.

5.  SEGMENT DATA

     JLM's business consists of a marketing and a manufacturing segment. JLM's manufacturing segment consists of JLM Chemicals, Inc. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The marketing segment also includes an assumed allocation of revenues, costs of goods sold and expenses associated with the sale of products sourced from the Mt. Vernon Phenol Plant, which allocation is determined on a basis consistent with the commission for sale of products manufactured at JLM Chemicals, Inc. March 31, 1999 segment information has been reclassified to conform to the March 31, 2000 presentation, which excludes the allocation of the General Electric Acetone business from the Marketing segment to the Manufacturing segment.

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

5.  SEGMENT DATA

     The following schedule presents information about JLM's operating segments and geographic locations for the three months ended March 31:

INDUSTRY SEGMENT                     1999            2000
                                 ------------    ------------
Revenues:
  Marketing                      $ 60,876,509    $ 84,415,832
  Manufacturing                     4,961,031       2,990,746
                                 ------------    ------------
                                 $ 65,837,540    $ 87,406,578
                                 ============    ============

Operating Income (Loss):
  Marketing                      $    442,050    $   (111,128)
  Manufacturing                      (237,451)     (1,496,765)
  Corporate                          (545,208)       (597,452)
                                 ------------    ------------
                                 $   (340,609)   $ (2,205,345)
                                 ============    ============

Depreciation and Amortization:
  Marketing                      $    476,808    $    542,774
  Manufacturing                       423,703         439,616
  Corporate                            54,761          72,000
                                 ------------    ------------
                                 $    955,272    $  1,054,390
                                 ============    ============

Identifiable Assets:
  Marketing                      $ 68,798,698    $103,968,252
  Manufacturing                    24,579,212      23,444,049
  Corporate                         9,631,306      13,515,507
                                 ------------    ------------
                                 $103,009,216    $140,927,808
                                 ============    ============

GEOGRAPHIC LOCATION
Revenues:
  United States                  $ 34,694,942    $ 34,049,241
  Holland                          12,764,032      30,301,323
  Singapore                        13,955,868      12,771,749
  South Africa                              -       5,549,835
  Venezuela                         1,465,885       1,354,862
  Other nations                     2,956,813       3,379,568
                                 ------------    ------------
                                 $ 65,837,540    $ 87,406,578
                                 ============    ============
Operating Income (Loss):
  United States                  $    (79,718)   $ (3,395,560)
  Holland                            (177,577)        750,431
  Singapore                           113,598         286,111
  South Africa                              -          35,250
  Venezuela                           (55,748)        (85,700)
  Other nations                       404,044         383,716
  Corporate                          (545,208)       (179,593)
                                 ------------    ------------
                                 $   (340,609)   $ (2,205,345)
                                 ============    ============

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

5.  SEGMENT DATA - Continued

GEOGRAPHIC LOCATION                  1999            2000
                                 ------------    ------------
Identifiable Assets:
  United States                  $ 76,527,638    $ 81,385,943
  Holland                           9,613,913      25,722,043
  Singapore                        11,011,447      14,302,157
  South Africa                              -       8,157,654
  Venezuela                           878,956       3,633,559
  Other nations                     4,977,262       7,726,452
                                 ------------    ------------
                                 $103,009,216    $140,927,808
                                 ============    ============

6.  SUBSEQUENT EVENTS

     Effective May 1, 2000, JLM Industries de Venezuela, C.A. was closed for business. However, in order to maintain a presence in Venezuela, the Company has purchased a minority equity interest in an established distribution business which was a direct competitor of JLM in the local markets. Management believes joining forces will not only reduce competition, but will also allow the new entity to take advantage of cost synergies, generating positive results for both partners. The agreement calls for the Company's Venezuela subsidiary to transfer selective assets and liabilities at book value (receivables, inventory, payables) into the venture in exchange for an equity interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     JLM is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed in "Purchasing" magazine's "Top 100 Chemical Distributors" as the eighth largest chemical distributor in North America. The Company is also a manufacturer and merchant marketer of acetone and phenol. The Company will continue to strengthen its position in its core chemical businesses, and will aggressively expand its capabilities in specialty chemicals and plastics. The Company continues to maintain and expand long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and constantly adds new product capabilities through new distribution agreements and acquisition and investment opportunities.

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

                                                     Three Months Ended March 31,
                                                  (In Thousands, Except Percentages)
                                           -------------------------------------------------
                                                    1999                     2000
                                           -----------------------   -----------------------
Segment revenues:
  Marketing                                $    60,877       92.5%   $    84,416       96.6%
  Manufacturing                                  4,961        7.5%         2,991        3.4%
                                           -----------     -------   -----------     -------
Total segment revenues                     $    65,838      100.0%   $    87,407      100.0%

Segment gross profit (loss):
  Marketing                                $     4,109       77.9%   $     4,554      129.3%
  Manufacturing                                  1,164       22.1%        (1,031)       -
                                           -----------     -------   -----------     -------
Total segment gross profit                 $     5,273      100.0%   $     3,523      100.0%

Segment operating income (loss):
  Marketing                                $       411      216.2%   $      (111)         -
  Manufacturing                                   (237)         -         (1,497)         -
                                           -----------     -------   -----------     -------
Total segment operating income (loss)              204      100.0%        (1,608)     100.0%
Corporate expenses                                (545)         -           (597)         -
                                           -----------     -------   -----------     -------
Total operating income (loss)              $      (341)     100.0%   $    (2,205)     100.0%
                                           ===========     =======   ===========     =======

Note: March 31, 1999 segment information has been reclassified to conform to the March 31, 2000 presentation, which excludes the allocation of the General Electric Acetone business from the Marketing segment to the Manufacturing segment.

RESULTS OF OPERATIONS

     REVENUES. Revenues increased $21.6 million to $87.4 million for the three months ended March 31, 2000 from $65.8 million for the comparable period in 1999, an increase of 32.8%. Revenues for the marketing segment increased $23.5 million to $84.4 million for the three months ended March 31, 2000 from $60.9 million for the comparable period in 1999, an increase of 38.6%. The increase in marketing revenues was principally the result of increased sales from the Company's Holland and Singapore subsidiaries and the acquisition of JLM South Africa and Sofecia's ethanol business, partially offset by an overall decrease in selling prices on most of the Company's products. Revenues for the manufacturing segment decreased $2.0 million to $3.0 million for the three months ended March 31, 2000 compared to $5.0 million for the comparable period in 1999, a decrease of 40.0%. This decrease in manufacturing revenues was due primarily to lower selling prices of phenol and a reduction in the production level in the month of March resulting from an unacceptable level of raw material cost.

     GROSS PROFIT. Gross profit decreased $1.8 million to $3.5 million for the three months ended March 31, 2000 from $5.3 million for the comparable period in 1999, a decrease of 34.0%. As a percentage of revenues, gross profit decreased to 4.0% for the three months ended March 31, 2000 from 8.0% for the comparable period in 1999. Gross profit for the marketing segment increased $.4 million to $4.5 million for the three months ended March 31, 2000 compared to $4.1 million for the same period in 1999. The increase of the marketing gross margin was due to sales volume increases principally from the Company's foreign operations and the addition of JLM South Africa, partially offset by lower margins on the Company's domestic operations due to lower selling prices. Gross profit for the manufacturing segment decreased $2.2 million to a loss of $(1.0) million for the three months ended March 31, 2000 from $1.2 million for the comparable period in 1999. The decrease in manufacturing gross profit was principally the result of lower selling prices on phenol, coupled with the continued increase in raw material costs during the three months ended March 31, 2000 compared to the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A increased $0.1 million to $5.7 million for the three months ended March 31, 2000 from $5.6 million for the comparable period in 1999, an increase of 1.8%. The increase in SG&A was primarily a result of the acquisition of JLM South Africa and

Sofecia's ethanol business. In addition, the Company recorded approximately $376,000 of one time charges relating to the wind down of its Venezuela operation, consulting fees associated with the Company's regulatory compliance initiative on training, re-labeling, and re-packaging of certain inorganic products, and relocation costs and sign on bonuses for key personnel. As a percentage of revenues, SG&A decreased 2.0% to 6.5% for the three months ended March 31, 2000 from 8.5% for the comparable period in 1999. The decrease in SG&A as a percentage of sales was attributable to efficiencies gained from integrating the operations of acquired businesses.

     OPERATING LOSS. Operating loss for the three months ended March 31, 2000 was $2.2 million compared to $0.3 million for the same period in 1999. This increase in operating loss was principally a result of the factors that decreased gross profit as discussed above.

     INTEREST EXPENSE - NET. Net interest expense increased by approximately $0.2 million to $0.6 million for the three months ended March 31, 2000 from approximately $0.4 million for the comparable period in 1999, an increase of 50.0%. This increase in interest expenses was principally due to increased borrowings on the Company's lines of credit to fund operations coupled with increasing interest rates.

     OTHER INCOME (EXPENSE) - NET. In 1999, other expense, net consisted primarily of a loss on the sale of investment real estate of approximately $336,000 that was sold for approximately $600,000. This loss in 1999 was partially offset by income from the Company's other investments. In 2000, other income, net consisted principally of a gain of approximately $325,000 on the sale of the Company airplane that was sold for $2,530,000 and investment gains.

     FOREIGN CURRENCY EXCHANGE LOSS. Foreign currency exchange loss remained relatively constant for the three months ended March 31, 2000 compared to the same period in 1999. The majority of the Company's sales are denominated in US dollars or the local currency where the sales are generated, thus minimizing transaction losses.

     INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $0.9 million for the three months ended March 31, 2000, compared to $0.3 million for the comparable period in 1999. The net income tax benefit for the three months ended March 31, 2000 was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan operation did not record any income tax benefit in 2000 or 1999 due to the uncertainty of utilizing the income tax loss carryforwards.

     NET LOSS. During the three months ended March 31, 2000, the Company incurred a net loss of approximately $1.5 million compared to a net loss of approximately $0.9 million for the same period in 1999. This increase in net loss was due primarily to the factors discussed above.

Liquidity and Capital Resources

     Cash Flows. For the three months ended March 31, 2000, operating activities utilized $2.1 million of cash. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $0.4 million of cash. The increase in deferred revenue provided $1.1 million of cash while the net increase in operating assets utilized $2.8 million of cash. Investing activities provided $2.2 million of cash, principally consisting of proceeds from sale of the airplane of $2.5 million net of capital expenditures of $0.3 million. Financing activities did not have a significant effect on cash. The foreign currency translation loss was $0.5 million principally as a result of increased international business and the strengthening of the dollar.

     The Company expects capital expenditures for its manufacturing and terminaling facilities to be approximately $0.75 million for each of the years
2000 and 2001.   The Company expects to spend an additional $0.5 million in
2000 on an e-commerce project and systems upgrade.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During the three months ended March 31, 2000, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial hedge contracts open at March 31, 2000.

Commodity Price Risk

     JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of March 31, 2000, the Company had the following related to inventory exchanges:

Total pounds receivable under the exchange contracts          5,372,000
Total amount receivable under the exchange contracts          $ 812,000
Weighted average price per pound receivable under the
 exchange contracts                                           $  0.1512

     Due to the fact that the Company is a market maker in acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the inventory exchanges in order to minimize the market risk inherent in such positions.

Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates.
The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2000. However, there can be no assurances that interest rates will not significantly change for the remainder of 2000.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 27             Financial Data Schedule

B.  Reports on Form 8-K    None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JLM INDUSTRIES, INC.



Dated:  May 12, 2000      /s/  John L. Macdonald
                          ------------------------------------------
                               John L. Macdonald
                          President and Chief Executive Officer


Dated:  May 12, 2000      /s/  Michael J. Molina
                          ------------------------------------------
                               Michael J. Molina
                          Vice President and Secretary
                         (Interim Principal Financial and Accounting Officer)