Form 10-Q
period 2000-06-30
JLM INDUSTRIES INC
filed 2000-08-14
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000

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


                Class                           Outstanding at August 11, 2000
                -----                           ------------------------------
Common stock, par value $0.01 per share                   6,577,162

                              JLM INDUSTRIES, INC.

                                    INDEX

                                                                      PAGE
PART I     FINANCIAL INFORMATION                                     NUMBER
------     ---------------------                                     ------
Item 1     Consolidated Financial Statements:

           Consolidated Balance Sheets at December 31, 1999 and
            June 30, 2000 (unaudited)                                    3

           Unaudited Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the Three Months
            Ended June 30, 1999 and 2000                                 4

           Unaudited Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1999 and 2000              5

           Notes to Consolidated Financial Statements                    6

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10

Item 3     Quantitative and Qualitative Disclosures about Market Risk   15

Part II    OTHER INFORMATION
-------    -----------------

Item 1     Legal Proceedings                                            16

Item 4     Submission of Matters to a Vote of Security Holders          16

Item 6     Exhibits and Reports on Form 8-K                             16

                          JLM INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                         December 31,          June 30,
                                                             1999                2000
                                                        --------------     --------------
ASSETS
Current Assets:
  Cash and cash equivalents                             $    1,419,568     $    2,431,437
  Accounts Receivable:
    Trade                                                   52,063,858         55,113,632
    Other                                                    4,595,630          4,879,780
  Inventories                                               20,557,450         29,376,232
  Prepaid expenses and other current assets                  4,383,263          2,920,331
  Income tax receivable                                      3,877,942          6,488,231
                                                        --------------     --------------
       Total current assets                                 86,897,711        101,209,643
  Other investments                                          6,725,834          9,354,268
  Property and equipment, net                               27,900,465         25,394,734
  Goodwill and other intangibles                            11,692,139         11,176,188
  Other assets                                               6,805,828          6,740,490
                                                        --------------     --------------
       Total assets                                     $  140,021,977     $  153,875,323
                                                        ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                 $   62,638,192     $   79,950,350
  Current portion of long-term debt                          2,904,166          3,412,744
  Deferred income taxes - current                              127,194            127,194
  Deferred revenue                                             435,497            570,744
                                                        --------------     --------------
       Total current liabilities                            66,105,049         84,061,032
  Long-term debt less current portion                       24,872,156         22,744,473
  Deferred income taxes                                      7,525,641          7,899,643
  Minority interest                                            543,085            688,128
  Deferred revenue and other liabilities                     3,487,144          4,438,087
                                                        --------------     --------------
       Total liabilities                                   102,533,075        119,831,363

Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock - 5,000,000 shares authorized;
    0 shares issued and outstanding                              -                  -
  Common stock - $.01 par value; 30,000,000 shares
    Authorized; 7,151,151 and 7,177,451 shares issued           71,511             71,774
  Additional paid-in capital                                21,550,453         21,615,440
  Retained earnings                                         19,883,927         17,235,660
Accumulated other comprehensive loss
  Foreign currency translation adjustment                     (985,820)        (1,773,307)
                                                        --------------     --------------
                                                            40,520,071         37,149,567
  Less treasury stock at cost - 573,636 and
    600,289 shares, respectively                            (3,031,169)        (3,105,607)
                                                        --------------     --------------
       Total stockholders' equity                           37,488,902         34,043,960
                                                        --------------     --------------
       Total liabilities and stockholders' equity       $  140,021,977     $  153,875,323
                                                        ==============     ==============

                  See notes to consolidated financial statements.

                        JLM INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (Unaudited)

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       --------------------------     -------------------------
                                           1999          2000             1999          2000
                                       ------------  ------------     ------------  ------------
Revenues                               $ 82,114,998  $110,943,829     $147,952,538  $198,350,407
Cost of sales                            75,752,013   106,002,659      136,316,900   189,885,795
                                       ------------  ------------     ------------  ------------
  Gross profit                            6,362,985     4,941,170       11,635,638     8,464,611
Selling, general and administrative
 expenses                                 5,927,807     6,071,836       11,541,069    11,800,622
                                       ------------  ------------     ------------  ------------
  Operating loss                            435,178    (1,130,666)          94,569    (3,336,011)
Interest expense - net                     (320,664)     (659,865)        (753,453)   (1,271,955)
Other income (expense) - net                120,242       158,955         (154,673)      728,642
Foreign currency exchange loss - net        (72,394)      (32,315)         (80,413)      (73,449)
                                       ------------  ------------     ------------  ------------
Loss before minority interest and
  income taxes                              162,362    (1,663,891)        (893,970)   (3,952,773)
Minority interest in income of
 Subsidiaries                               (85,149)      (49,488)        (188,434)     (145,043)
                                       ------------  ------------     ------------  ------------
Loss before income taxes                     77,213    (1,713,379)      (1,082,404)   (4,097,816)
Income tax provision (benefit)
  Current                                  (659,405)     (639,741)      (1,338,378)   (1,793,636)
  Deferred                                  359,757        82,528          735,747       344,086
                                       ------------  ------------     ------------  ------------
  Total income tax benefit                 (299,648)     (557,213)        (602,631)   (1,449,550)
                                       ------------  ------------     ------------  ------------
Net income (loss)                           376,861    (1,156,166)        (479,773)   (2,648,266)
Other comprehensive loss
  Foreign currency translation
   adjustments                             (277,261)     (288,969)        (513,539)     (787,487)
                                       ------------  ------------     ------------  ------------
Comprehensive loss                     $     99,600  $ (1,445,135)    $   (993,312) $ (3,435,753)
                                       ============  ============     ============  ============

Basic and diluted
 earnings (loss) per share             $       0.06  $      (0.18)    $      (0.07) $      (0.40)

Weighted average shares
 outstanding                              6,687,419     6,589,313        6,683,373     6,592,315
Diluted weighted average
 shares outstanding                       6,687,419     6,610,187        6,684,831     6,613,189

                  See notes to consolidated financial statements.

                        JLM INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                               Six Months Ended June 30,
                                                             ------------------------------
                                                                 1999             2000
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $   (479,773)    $ (2,648,266)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Deferred income taxes                                            738,973          344,086
  Minority interest in income of subsidiaries                      188,434          145,043
  Depreciation and amortization                                  1,883,425        2,005,189
  Loss from partnerships                                            12,000            -
  Loss (gain) on asset disposal                                    344,631         (325,841)
  Bad debt expense                                                  18,000            -
Changes in assets and liabilities (exclusive of acquisitions):
  Decrease (increase) in accounts receivable                     4,728,840       (3,333,925)
  Increase in inventories                                       (3,055,299)      (8,818,782)
  (Increase) decrease in prepaid expenses and other
   current assets                                                 (295,384)       1,020,135
  Increase  in income taxes receivable                          (1,790,464)      (2,610,289)
  Decrease in other investments                                      -               73,877
  Increase in other assets                                      (2,392,119)         (39,250)
  (Decrease) increase in accounts payable and
   accrued expenses                                               (756,711)      17,547,772
  Increase in deferred revenue                                   4,080,338        1,081,846
                                                              ------------     ------------
 Net cash provided by operating activities                       3,224,891        4,441,595

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                       -            2,530,000
  Capital expenditures                                            (903,685)        (841,635)
  Other investments                                               (891,432)      (2,702,311)
                                                              ------------     ------------
 Net cash used in investing activities                          (1,795,117)      (1,013,946)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from loans payable                                1,131,838            -
  Proceeds from long-term debt                                   1,066,686       32,913,400
  Principal payments of long-term debt                          (3,200,421)     (34,532,505)
  Proceeds from the sale of stock                                    -               65,250
  Purchase of treasury shares                                     (290,189)         (74,438)
                                                              ------------     ------------
 Net cash used in financing activities                          (1,292,086)      (1,628,293)

Effect of foreign exchange rates on cash                          (513,539)        (787,487)
                                                              ------------     ------------
      Net (decrease) increase in cash and cash equivalents        (375,851)       1,011,869
Cash and cash equivalents, beginning of period                   2,480,566        1,419,568
                                                              ------------     ------------
Cash and cash equivalents, end of period                      $  2,104,715     $  2,431,437
                                                              ============     ============

                 See notes to consolidated financial statements.

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  DESCRIPTION OF BUSINESS

     JLM is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed in Purchasing magazine's "Top 100 Chemical Distributors" as the eighth largest chemical distributor in North America. The Company is also a manufacturer and merchant marketer of acetone and phenol. The Company will continue to strengthen its position in its core chemical businesses, and will aggressively expand its capabilities in specialty chemicals and plastics. The Company continues to maintain and expand long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and constantly adds new product capabilities through new distribution agreements and acquisition and investment opportunities. The Company sells its products worldwide to over 1000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the respective six months ended June 30, 1999 and 2000. Interim results for the six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings Per Share. Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of stock options and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in anti-dilution.

     Impact of Recently Issued Accounting Standard. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on the Company's June 30, 2000 consolidated financial statements.

                    JLM INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (later amended by SFAS 137 and SFAS 138), which will be in effect on January 1, 2001 for the Company. SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its financial statements.

4.  LONG-TERM DEBT

     The Company's Amended and Restated Credit Agreement with Citizens Bank (f/k/a State Street Bank and Trust) provides for certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and debt leverage ratio required under the Amended and Restated Credit Agreement during the first quarter and second quarter of 2000. Citizens Bank has agreed to waive the default through September 30, 2000, and is currently working with the Company to amend the Amended and Restated Credit Agreement.

5.  COMMITMENTS AND CONTINGENCIES

     During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4.16 million as a prepayment towards future purchases by the third party. Volume purchase commitments by the third party were 18 million pounds in 1999, and 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and will be applied against future purchases. Sales exceeding the yearly volume under the contract will be sold at market price. Additionally, the third party has an option to increase the volume up to 45 million pounds in 2002 for an additional prepayment of $1.7 million by December 31, 2001. In March 2000, the parties amended the agreement which revised the formula based price. In return, the Company received an additional $1.0 million from the third party.

6.  SIGNIFICANT EVENTS

     Effective May 1, 2000, JLM Industries de Venezuela, C.A. was closed for business. However, in order to maintain a presence in Venezuela, the Company has purchased a minority equity interest in an established distribution business which was a direct competitor of JLM in the local markets. Management believes joining forces will not only reduce competition, but will also allow the new entity to take advantage of cost synergies, generating positive results for both partners. The agreement calls for the Company's Venezuela subsidiary to transfer selected assets and liabilities at book value (receivables, inventory, payables) into the venture in exchange for an equity interest. Net investment in the joint venture was approximately $2.7 million.

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

7.  SEGMENT DATA

     JLM's business consists of a marketing and a manufacturing segment. JLM's manufacturing segment consists of JLM Chemicals, Inc. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. June 30, 1999 segment information has been reclassified to conform to the June 30, 2000 presentation, which excludes the allocation of the General Electric acetone business from the marketing segment to the manufacturing segment.

     The following schedule presents information about JLM's operating segments and geographic locations for the six months ended June 30:

INDUSTRY SEGMENT                     1999            2000
                                 ------------    ------------
Revenues:
  Marketing                      $140,339,772    $186,798,264
  Manufacturing                     7,612,766      11,552,143
                                 ------------    ------------
                                 $147,952,538    $198,350,407
                                 ============    ============

Operating Income (Loss):
  Marketing                      $  3,292,866    $    596,400
  Manufacturing                    (1,090,713)     (1,994,028)
  Corporate                        (2,107,584)     (1,938,383)
                                 ------------    ------------
                                 $     94,569    $ (3,336,011)
                                 ============    ============

Depreciation and Amortization:
  Marketing                      $    892,311    $  1,053,227
  Manufacturing                       847,905         878,017
  Corporate                           143,209          73,945
                                 ------------    ------------
                                 $  1,883,425    $  2,005,189
                                 ============    ============

Identifiable Assets:
  Marketing                      $ 69,567,973    $119,162,767
  Manufacturing                    24,950,791      23,789,452
  Corporate                        10,813,937      10,923,104
                                 ------------    ------------
                                 $105,332,701    $153,875,323
                                 ============    ============

                       JLM INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

7.  SEGMENT DATA - CONTINUED

GEOGRAPHIC LOCATION
Revenues:
  United States                  $ 69,189,574    $ 76,265,622
  Holland                          32,363,100      72,926,190
  Singapore                        36,304,673      30,982,271
  South Africa                              -      11,008,197
  Venezuela                         3,294,559       1,673,624
  Other nations                     6,800,632       5,494,503
                                 ------------    ------------
                                 $147,952,538    $198,350,407
                                 ============    ============
Operating Income (Loss):
  United States                  $    165,392    $ (3,216,652)
  Holland                             614,051       1,034,279
  Singapore                           676,913         304,340
  South Africa                              -           1,173
  Venezuela                           (77,313)       (262,587)
  Other nations                       823,110         741,819
  Corporate                        (2,107,584)     (1,938,383)
                                 ------------    ------------
                                 $     94,569   $  (3,336,011)
                                 ============    ============

Identifiable Assets:
  United States                  $ 76,486,789    $ 81,020,025
  Holland                          12,549,422      27,552,734
  Singapore                        10,414,241      23,845,898
  South Africa                              -       9,186,637
  Venezuela                           601,254       2,585,697
  Other nations                     5,280,995       9,684,332
                                 ------------    ------------
                                 $105,332,701    $153,875,323
                                 ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     JLM is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed in "Purchasing" magazine's "Top 100 Chemical Distributors" as the eighth largest chemical distributor in North America. The Company is also a manufacturer and merchant marketer of acetone and phenol. The Company will continue to strengthen its position in its core chemical businesses and will aggressively expand its capabilities in specialty chemicals and plastics. The Company continues to maintain and expand long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and constantly adds new product capabilities through new distribution agreements and acquisition and investment opportunities.

     The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant. The Company's marketing segment includes its distribution, storage and Terminaling operations and all other sourcing operations.

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

     Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments (in thousands, except percentages).

                             Three Months Ended June 30,             Six Months Ended June 30,
                          -----------------------------------   -----------------------------------
                                1999               2000               1999               2000
                          ----------------   ----------------   ----------------   ----------------
Segment revenues:
  Marketing               $ 79,463   96.8%   $103,256   93.1%   $140,340   94.9%   $186,799   94.2%
  Manufacturing              2,652    3.2%      7,688    6.9%      7,613    5.1%     11,552    5.8%
                          --------  ------   --------  ------   --------  ------   --------  ------
Total segment revenues    $ 82,115  100.0%   $110,944  100.0%   $147,953  100.0%   $198,350  100.0%

Segment gross
 profit (loss):
  Marketing               $  5,939   93.3%   $  4,318   87.4%   $  9,675   83.1%   $  8,873  104.8%
  Manufacturing                424    6.7%        623   12.6%      1,961   16.9%       (408)     -
                          --------  ------   --------  ------   --------  ------   --------  ------
Total segment
 gross profit             $  6,363  100.0%   $  4,941  100.0%   $ 11,636  100.0%   $  8,465  100.0%

Segment operating
 income (loss):
  Marketing               $  2,214  144.6%   $  1,125  179.2%    $ 1,559  126.2%   $    596
  Manufacturing               (683)     -        (497)     -        (324)     -      (1,994) 142.7%
                          --------  ------   --------  ------   --------  ------   --------  ------
Total segment operating
 income (loss)               1,531  100.0%        628  100.0%      1,235  100.0%     (1,398) 100.0%
Corporate expenses          (1,096)     -      (1,759)     -      (1,140)     -      (1,938)     -
                          --------  ------   --------  ------   --------  ------   --------  ------
Total operating
 income (loss)            $    435  100.0%   $ (1,131) 100.0%   $     95  100.0%   $ (3,336) 100.0%
                          ========  ======   ========  ======   ========  ======   ========  ======

     Note: June 30, 1999 segment information has been reclassified to conform to the June 30, 2000 presentation, which excludes the allocation of the General Electric acetone business from the marketing segment to the manufacturing segment and a reclassification of overhead expenses from the marketing segment to Corporate expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues increased $28.8 million to $110.9 million for the three months ended June 30, 2000 from $82.1 million for the comparable period in 1999, an increase of 35.1%. Revenues for the marketing segment increased $23.8 million to $103.3 million for the three months ended June 30, 2000 from $79.5 million for the comparable period in 1999, an increase of 29.9%. The increase in marketing revenues was principally the result of increased sales from the Company's European operations, increased selling prices and the acquisition of JLM South Africa and Sofecia's ethanol business, partially offset by a decrease in sales volume from the Company's domestic operations. Revenues for the manufacturing segment increased $5.0 million to $7.7 million for the three months ended June 30, 2000 compared to $2.7 million for the comparable period in 1999, an increase of 185.2%. This increase in manufacturing revenues was due primarily to higher selling prices of phenol.

     GROSS PROFIT. Gross profit decreased $1.5 million to $4.9 million for the three months ended June 30, 2000 from $6.4 million for the comparable period in 1999, a decrease of 23.4%. Approximately $0.5 million of this decrease is attributable to a strategic reduction of inventory which is accounted for on the LIFO method. As a percentage of revenues, gross profit decreased to 4.5% for the three months ended June 30, 2000 from 7.7% for the comparable period in 1999. Gross profit for the marketing segment decreased $1.6 million to $4.3 million for the three months ended June 30, 2000 compared to $5.9 million for the same period in 1999. The decrease of the marketing segment gross profit was primarily due to lower margins realized from the Company's Europe and Singapore subsidiaries coupled with the closing of the Company's Venezuela subsidiary, offset by the addition of JLM South Africa. Gross profit for the manufacturing segment increased $0.2 million to $0.6 million for the three months ended June 30, 2000 from $0.4 million for the comparable period in 1999. The increase in manufacturing gross profit was principally the result of higher selling prices of phenol.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A increased $0.2 million to $6.1 million for the three months ended June 30, 2000 from $5.9 million for the comparable period in 1999, an increase of 3.4%. The increase in SG&A was primarily a result of the acquisition of JLM South Africa and Sofecia's ethanol business. As a percentage of revenues, SG&A decreased 1.7% to 5.5% for the three months ended June 30, 2000 from 7.2% for the comparable period in 1999. The decrease in SG&A as a percentage of sales was attributable to efficiencies gained from integrating the operations of acquired businesses and realized cost savings from the Company's domestic operations due to management's initiative to reduce overhead expenses.

     OPERATING INCOME (LOSS). Operating loss for the three months ended June 30, 2000 was $1.1 million compared to operating income of $0.4 million for the same period in 1999. This change in operating loss was principally a result of the factors that decreased gross profit and increased SG&A expenses as discussed above.

     INTEREST EXPENSE - NET. Net interest expense increased by approximately $0.3 million to $0.6 million for the three months ended June 30, 2000 from approximately $0.3 million for the comparable period in 1999, an increase of 100.0%. This increase in interest expenses was principally due to increased borrowings on the Company's lines of credit to fund operations and acquisitions coupled with increased interest rates.

     OTHER INCOME (EXPENSE) - Net. Other income (Expense) in 1999 and 2000 consisted principally of income from investments.

     FOREIGN CURRENCY EXCHANGE LOSS. Foreign currency exchange loss remained relatively constant for the three months ended June 30, 2000, compared to the same period in 1999. The majority of the Company's sales are denominated in US dollars or the local currency where the sales are generated, thus minimizing transaction losses.

     INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $0.6 million for the three months ended June 30, 2000, compared to $0.3 million for the comparable period in 1999. The net income tax benefit for the three months ended June 30, 2000, was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan operation did not record any income tax benefit in 2000 or 1999 due to the uncertainty of utilizing the income tax loss carryforwards.

     Net Income (Loss). During the three months ended June 30, 2000, the Company incurred a net loss of approximately $1.2 million compared to net income of approximately $0.4 million for the same period in 1999. This change in net loss was due primarily to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues increased $50.4 million to $198.4 million for the six months ended June 30, 2000 from $148.0 million for the comparable period in 1999, an increase of 34.1%. Revenues for the marketing segment increased $46.5 million to $186.8 million for the six months ended June 30, 2000 from $140.3 million for the comparable period in 1999, an increase of 33.1%. The increase in marketing revenues was principally the result of increased sales from the Company's European operations, increased selling prices and the acquisition of JLM South Africa and Sofecia's ethanol business, partially offset by a decrease in sales volume from the Company's domestic operations. Revenues for the manufacturing segment increased $4.0 million to $11.6 million for the six months ended June 30, 2000 compared to $7.6 million for the comparable period in 1999, an increase of 52.6%. This increase in manufacturing revenues was due primarily to higher selling prices of phenol.

     Gross Profit. Gross profit decreased $3.2 million to $8.4 million for the six months ended June 30, 2000 from $11.6 million for the comparable period in 1999, a decrease of 27.6%. Approximately $0.5 million of this decrease is attributable to a strategic reduction of inventory which is accounted for on the LIFO method. As a percentage of revenues, gross profit decreased to 3.6% for the six months ended June 30, 2000 from 7.9% for the comparable period in 1999. Gross profit for the marketing segment decreased $0.8 million to $8.9 million for the six months ended June 30, 2000 compared to $9.7 million for the same period in 1999. The decrease of the marketing segment gross profit was primarily due to lower margins realized from the Company's domestic operations, partially offset by the addition of JLM South Africa. Gross profit for the manufacturing segment decreased $2.4 million to a loss of $0.4 million for the six months ended June 30, 2000 from a gross profit of $2.0 million for the comparable period in 1999. The change in manufacturing gross profit was principally the result of lower average selling prices of phenol during the six months ended June 30, 2000 compared to the same period in 1999. In addition, raw material costs continued to increase through the second quarter of 2000 compared to the first quarter of 1999; however, the impact has been partially offset by higher selling prices in the second quarter of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A increased $0.3 million to $11.8 million for the six months ended March 31, 2000 from $11.5 million for the comparable period in 1999, an increase of 2.6%. The increase in SG&A was primarily a result of the acquisition of JLM South Africa and Sofecia's ethanol business. In addition, during the first three months ended March 31, 2000, the Company recorded approximately $376,000 of one time charges relating to the wind down of its Venezuela operation, consulting fees associated with the Company's regulatory compliance initiative on training, re-labeling, and re-packaging of certain inorganic products, and relocation costs and sign on bonuses for key personnel. As a percentage of revenues, SG&A decreased 1.9% to 5.9% for the six months ended June 30, 2000 from 7.8% for the comparable period in 1999. The decrease in SG&A as a percentage of sales was attributable to efficiencies gained from integrating the operations of acquired businesses and realized cost savings from the Company's domestic operations due to management's initiative to reduce overhead expenses.

     OPERATING LOSS. Operating loss for the six months ended June 30, 2000 was $3.3 million compared to operating income of $0.1 million for the same period in 1999. This change in operating loss was principally a result of the factors that decreased gross profit and increased SG&A expenses as discussed above.

     INTEREST EXPENSE - NET. Net interest expense increased by approximately $0.5 million to $1.3 million for the six months ended June 30, 2000 from approximately $0.8 million for the comparable period in 1999, an increase of 62.5%. This increase in interest expenses was principally due to increased borrowings on the Company's lines of credit to fund operations and acquisitions coupled with increased interest rates.

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

     FOREIGN CURRENCY EXCHANGE LOSS. Foreign currency exchange loss remained relatively constant for the six months ended June 30, 2000 compared to the same period in 1999. The majority of the Company's sales are denominated in US dollars or the local currency where the sales are generated, thus minimizing transaction losses.

     INCOME TAX PROVISION (BENEFIT). The Company's benefit for income taxes was approximately $1.4 million for the six months ended June 30, 2000, compared to $0.6 million for the comparable period in 1999. The net income tax benefit for the six months ended June 30, 2000 was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan operation did not record any income tax benefit in 2000 or 1999 due to the uncertainty of utilizing the income tax loss carryforwards.

     NET LOSS. During the six months ended June 30, 2000, the Company incurred a net loss of approximately $2.6 million compared to a net loss of approximately $0.5 million for the same period in 1999. This increase in net loss was due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the six months ended June 30, 2000, operating activities provided $4.4 million of cash. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $0.5 million of cash. The increase in deferred revenue provided $1.1 million of cash while the net fluctuation in operating assets and liabilities provided $3.8 million of cash. Investing activities utilized $1.0 million of cash, principally consisting of investments in a joint venture in Venezuela of $2.7 million and capital expenditures of $0.8 million net of proceeds from sale of the airplane of $2.5 million. Financing activities utilized $1.6 million of cash principally due to payments of long-term debt. The foreign currency translation loss was $0.8 million principally as a result of increased international business and the strengthening of the dollar.

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

     The Company's Amended and Restated Credit Agreement with Citizens Bank (f/k/a State Street Bank and Trust) provides for certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and debt leverage ratio required under the Amended and Restated Credit Agreement during the first quarter and second quarter of 2000. Citizens Bank has agreed to waive the default through September 30, 2000, and is currently working with the Company to amend the Amended and Restated Credit Agreement.

EFFECTS OF INFLATION

     Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign Currency Exchange Risk

     The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During the six months ended June 30, 2000, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial hedge contracts open at June 30, 2000.

Commodity Price Risk

     JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of June 30, 2000, the Company had the following related to inventory exchanges:

Total pounds receivable under the exchange contracts          4,297,017
Total amount receivable under the exchange contracts         $1,248,539
Weighted average price per pound receivable under the
 exchange contracts                                          $   0.2906

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 30, 2000. The following business was transacted during the meeting:

     1.  Election of Directors:                   Votes For    Votes Abstained

         John L. Macdonald            Elected     6,052,734       28,117
         Walter M. Tarpley            Elected     6,052,480       27,837
         Sean D. Macdonald            Elected     6,047,734       33,117
         Frank A. Musto               Elected     6,052,480       28,371
         Charles N. Neivert           Elected     6,053,796       27,055
         Jerry L. Weinstein           Elected     6,053,796       27,055
         Vince Naimoli                Elected     6,053,596       27,255

     2. Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2000 was approved, 6,066,991 votes For, 8,290 votes Against, and 5,570 votes Abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 27             Financial Data Schedule

B.  Reports on Form 8-K    None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JLM INDUSTRIES, INC.



Dated:  August 14, 2000   /s/  John L. Macdonald
                          ------------------------------------------
                               John L. Macdonald
                          President and Chief Executive Officer


Dated:  August 14, 2000   /s/  Michael J. Molina
                          ------------------------------------------
                               Michael J. Molina
                          Vice President and Secretary
                         (Interim Principal Financial and Accounting Officer)