Form 10-Q
period 2000-09-30
JLM INDUSTRIES INC
filed 2000-11-14
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


             Class                              Outstanding at November 11, 2000
Common stock, par value $.01 per share                    6,558,162

                              JLM INDUSTRIES, INC.


                                      INDEX
                                                                         PAGE
PART I   FINANCIAL INFORMATION                                          NUMBER
------   ---------------------                                          ------
Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1999 and
          September 30, 2000 (unaudited)                                  3

         Unaudited Consolidated Statements of Operations and
          Comprehensive Income (Loss) for the Three and Nine Months
          Ended September 30, 1999 and 2000                               4

         Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999 and 2000           5

         Notes to Consolidated Financial Statements                       6

Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3   Quantitative and Qualitative Disclosures about Market Risk      15

Part II  OTHER INFORMATION
-------  -----------------
Item 1   Legal Proceedings                                               16

Item 4   Submission of Matters to a Vote of Security Holders             16

Item 6   Exhibits and Reports on Form 8-K                                16

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                             (Restated)              (Unaudited)
                                                                            December 31,            September 30,
                                                                                1999                     2000
                                                                        -----------------        -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $  1,419,568             $  3,446,676
  Accounts Receivable:
    Trade                                                                   52,063,858               49,534,947
    Other                                                                    4,595,630                5,309,483
  Inventories                                                               20,018,257               27,444,517
  Prepaid expenses and other current assets                                  4,383,263                1,827,883
  Income tax receivable                                                      3,877,942                3,445,704
                                                                        -----------------        -----------------
          Total current assets                                              86,358,518               91,009,210
Other investments                                                            6,725,834                9,988,133
Property and equipment, net                                                 27,900,465               24,833,297
Goodwill and other intangibles                                              11,692,139               10,924,627
Other assets                                                                 6,805,828                7,575,150
                                                                        -----------------        -----------------
          Total assets                                                    $139,482,784             $144,330,417
                                                                        =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                   $ 62,638,192             $ 72,107,164
  Current portion of long-term debt                                          2,904,166                4,566,080
  Deferred income taxes - current                                              127,194                  127,194
  Deferred revenue                                                             435,497                  600,000
                                                                        -----------------        -----------------
          Total current liabilities                                         66,105,049               77,400,438
Long-term debt less current portion                                         24,872,156               20,189,469
Deferred income taxes                                                        7,273,315                7,729,251
Minority interest                                                              543,085                  756,821
Deferred revenue and other liabilities                                       3,487,144                3,800,064
                                                                        -----------------        -----------------
          Total liabilities                                                102,280,749              109,876,043
Commitments and Contingencies (Note 5)

 Stockholders' Equity:
 Preferred stock - 5,000,000 shares authorized;
   0 shares issued and outstanding                                                   -                        -
 Common stock - $.01 par value; 30,000,000 shares authorized;
    7,151,151 and 7,177,451 shares issued, respectively                         71,511                   71,774
  Additional paid-in capital                                                21,550,453               21,614,723
  Retained earnings                                                         19,597,060               16,387,128
 Accumulated other comprehensive loss
   Foreign currency translation adjustment                                    (985,820)                (457,706)
                                                                        -----------------        -----------------
                                                                            40,233,204               37,615,919
                                                                        -----------------        -----------------
      Less treasury stock at cost - 573,636 and
        619,289 shares, respectively                                        (3,031,169)              (3,161,545)
                                                                        -----------------        -----------------
              Total stockholders' equity                                    37,202,035               34,454,374
                                                                        -----------------        -----------------
              Total liabilities and stockholders' equity                  $139,482,784             $144,330,417
                                                                        =================        =================

                 See Notes to Consolidated Financial Statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                            (Unaudited and Restated)

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                --------------------------------       --------------------------------
                                                     1999             2000                  1999              2000
                                                -------------    -------------         --------------    --------------
Revenues                                        $ 84,052,181     $117,918,095          $ 232,004,719      $316,268,635
Cost of sales                                     77,674,260      112,036,221            213,991,160       301,382,823
                                                -------------    -------------         --------------    --------------
  Gross profit                                     6,377,921        5,881,874             18,013,559        14,885,812
Selling, general and administrative expenses       6,139,095        6,454,537             17,680,164        18,255,159
                                                -------------    -------------         --------------    --------------
  Operating income (loss)                            238,826         (572,663)               333,395        (3,369,347)
Interest income (expense) - net                     (420,550)        (790,438)            (1,174,003)       (2,062,393)
Other income (expense) - net                          66,133          110,426                (88,540)          839,068
Foreign currency exchange (loss) - net               (48,616)         (66,026)              (129,029)         (139,475)
                                                -------------   --------------         --------------   ---------------
Income (loss) before minority interest and
  Income taxes                                      (164,207)      (1,318,701)            (1,058,177)       (4,732,147)
Minority interest in income  of
  Subsidiary                                         (46,489)         (68,692)              (234,923)         (213,736)
                                                -------------    -------------         --------------    --------------
Income (loss) before income taxes                   (210,696)      (1,387,393)            (1,293,100)       (4,945,883)
Income tax provision (benefit)
  Current                                         (1,035,392)        (398,251)            (2,373,770)       (2,191,887)
  Deferred                                           366,500         (140,476)             1,102,246           455,936
                                                -------------    -------------         --------------    --------------
  Total income tax benefit                          (668,892)        (538,727)            (1,271,524)       (1,735,951)
                                                -------------    -------------         --------------    --------------
Net income (loss)                                    458,196         (848,666)               (21,576)       (3,209,932)
Other comprehensive income (loss):
   Foreign currency translation adjustments           87,565        1,315,601               (425,974)          528,114
                                                -------------    -------------         --------------    --------------
Comprehensive income (loss)                     $    545,761     $    466,935          $    (447,550)    $  (2,681,818)
                                                =============    =============         ==============    ==============
Basic and diluted earnings (loss) per share     $       0.07     $      (0.13)         $       (0.00)    $       (0.49)
Weighted average shares outstanding                6,626,470        6,576,074              6,669,969         6,595,780
Diluted weighted average shares
  Outstanding                                      6,626,470        6,591,510              6,669,969         6,611,216




                 See Notes to Consolidated Financial Statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)

                                                                                Nine Months Ended September 30,
                                                                                    1999                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $   (21,576)        $(3,209,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Deferred income taxes                                                           1,321,556             455,936
  Minority interest in income of subsidiary                                         234,923             213,736
  Depreciation and amortization                                                   2,888,787           2,890,940
  Loss from partnerships                                                             12,000
  Loss (gain) on asset disposal                                                     359,844            (328,341)
  Bad debt expense                                                                   98,000                   -
  Changes in assets and liabilities (exclusive of acquisitions):
    (Increase) decrease in accounts receivable                                   (1,721,120)          1,815,057
    Increase in inventories                                                        (974,051)         (7,426,260)
    (Increase) decrease in prepaid expenses and other current assets             (4,788,707)          2,555,380
    Increase in other assets                                                     (2,488,668)           (938,587)
    Increase in accounts payable and accrued expenses                             8,316,879           9,468,972
    Increase in other investments                                                         -            (559,988)
    (Increase) decrease in income taxes receivable                               (3,019,701)            432,237
    Increase  in deferred revenue                                                 3,977,982             476,458
    Increase in other liabilities                                                     4,038                 965
                                                                                -----------         -----------
      Net cash provided by operating activities                                   4,200,186           5,846,573
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                          -           2,532,500
    Proceeds from sale of other investments                                         601,938                   -
    Other investments                                                              (196,229)         (2,702,311)
    Capital expenditures                                                         (1,867,162)         (1,091,152)
    Purchase of subsidiaries                                                     (5,394,202)                  -
                                                                                -----------         -----------
      Net cash used in investing activities                                      (6,855,655)         (1,260,963)
CASH FLOW FROM FINANCING ACTIVITIES:
    Net payments of loans payable                                                  (126,742)                  -
    Net proceeds from long-term debt                                              4,246,114           2,848,679
    Principal payments of long-term debt                                         (2,562,818)         (5,869,452)
    Proceeds from the sale of stock                                                       -              64,533
    Purchase of treasury shares                                                    (563,253)           (130,376)
                                                                                -----------         -----------
      Net cash provided (used) in  financing activities                             993,301          (3,086,616)
Effect of foreign exchange rates on cash                                           (425,974)            528,114
                                                                                -----------         -----------
      Net increase (decrease) in cash and cash equivalents                          567,327          (2,558,502)
Cash and cash equivalents, beginning of period                                    2,480,566           1,419,568
                                                                                -----------         -----------
Cash and cash equivalents, end of period                                        $   392,424          $3,446,676
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                                     $872,986          $1,590,395
                                                                                -----------         -----------
      Income taxes                                                                 $246,739          $        -
                                                                                ===========         ===========

                 See Notes to Consolidated Financial Statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Description of Business

    JLM Industries, Inc. ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is also a manufacturer and merchant marketer of acetone and phenol. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and continuously adds product capabilities through new distribution agreements and acquisition and investment opportunities. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

    In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the respective three and nine months ended September 30, 1999 and 2000. Interim results for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000.

3.  Summary of Significant Accounting Policies

    Earnings Per Share. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilutive effect of securities (which can consist of stock options and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in anti-dilution.

    Impact of Recently Issued Accounting Standards. In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management does not believe that the adoption of SAB 101 will have a material impact on the Company's September 30, 2000, consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (Unaudited)

3.  Summary of Significant Accounting Policies - Continued

    In September 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (later amended by SFAS 137 and SFAS 138), which will be in effect on January 1, 2001 for the Company. SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its financial statements.

    Inventories. During 2000, the company changed its method of determining the cost of inventories from LIFO to FIFO. The company believes the FIFO method results in a closer matching of certain costs and revenue during periods of fluctuating prices and is the primary method used in the industry in which the company operates. The effect of this change was to decrease loss after income taxes for the nine months ended September 30, 2000, by approximately $.3 Million ($0.05 per share). The financial statements have been retroactively restated for the change. Retained earnings has been adjusted for the effect of retroactive application of the new method.

4.  Long-Term Debt

    The Company's Amended and Restated Credit Agreement (the "Credit Agreement") with Citizens Bank ("Citizens") (f/k/a State Street Bank and Trust) provides for certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and leverage ratio required under the Amended and Restated Credit Agreement during the first, second and third quarters of 2000. In a letter dated August 11, 2000, Citizens agreed to waive compliance with such covenants up to and including September 30, 2000.

    In the third quarter of 2000, the Company gave notice to Citizens that lower than expected performance in the third quarter would result in the Company's inability to meet financial covenants contained in the Credit Agreement as of September 30, 2000. The Company is currently in negotiations with Citizens to waive the financial covenants as of September 30, 2000 and amend the Credit Agreement going forward.

    The Company is also evaluating proposals from alternative lenders to refinance the outstanding balances under the Citizens credit facility and provide for future working capital needs.

    The Company believes that it will either enter an agreement with Citizens to waive the financial covenants as of September 30, 2000 and amend the Credit Agreement, or secure alternative financing to refinance the Citizens credit facility. However, JLM can provide no assurance that an agreement with Citizens will be reached to waive the September 30, 2000 financial covenants and amend the Credit Facility, or that alternative financing can or will be secured on terms acceptable to the Company.

5.  Commitments and Contingencies

    During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4.16 million as a prepayment towards future purchases by the third party. Volume purchase commitments by the third party were 18 million pounds in 1999, and 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and will be applied against future purchases. Sales exceeding the yearly volume under the contract will be sold at market price. Additionally, the third party has an option to increase the volume up to 45 million pounds in 2002 for an additional prepayment of

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (Unaudited)

$1.7 million by December 31, 2001. In March 2000, the parties amended the agreement, which revised the formula based price. In return, the Company received an additional $1.0 million from the third party.

6.  Significant Events

    Effective May 1, 2000, JLM Industries de Venezuela, C.A. terminated operations. However, in order to maintain a presence in Venezuela, the Company has purchased a minority equity interest in an established distribution business which was a direct competitor of JLM in the local markets.


    Management believes this investment will allow the new entity to take advantage of cost synergies, generating positive results for both partners. The agreement calls for the Company's Venezuela subsidiary to transfer selected assets and liabilities at book value (receivables, inventory, payables) into the venture in exchange for an equity interest. Net investment in the joint venture was approximately $2.7 million.

7.  Segment Data

    JLM's business consists of a marketing and a manufacturing segment. JLM's manufacturing segment consists of JLM Chemicals, Inc. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. September 30, 1999 segment information has been reclassified to conform to the September 30, 2000 presentation, which excludes the allocation of the General Electric acetone business from the marketing segment to the manufacturing segment.

    The following schedule presents information about JLM's operating segments and geographic locations for the nine months ended September 30:

         INDUSTRY SEGMENT                        1999             2000
                                             -------------    -------------
         Revenues:
           Marketing                         $218,249,207     $299,046,865
           Manufacturing                       13,755,512       17,221,770
                                             -------------    -------------
                                             $232,004,719     $316,268,635
                                             =============    =============

         Operating Income (Loss):
           Marketing                         $  5,809,782     $  2,257,654
           Manufacturing                       (2,351,843)      (2,442,172)
           Corporate                           (3,124,544)      (3,184,829)
                                             -------------    ------------
                                             $   333,395      $ (3,369,347)
                                             =============    ============

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (Unaudited)


7.  Segment Data -- Continued


    Depreciation and Amortization:
      Marketing                          $  1,372,771     $  1,467,371
      Manufacturing                         1,271,849        1,317,052
      Corporate                               244,167          106,517
                                         ------------    -------------
                                         $  2,888,787     $  2,890,940
                                         ============    =============
    Identifiable Assets:
      Marketing                          $ 85,601,104     $108,967,989
      Manufacturing                        24,818,225       23,952,222
      Corporate                            10,191,953       11,410,206
                                         ------------    -------------
                                         $120,611,282     $144,330,417
                                         ============    =============

    GEOGRAPHIC LOCATION                      1999             2000
                                         ------------     ------------
    Revenues:
      United States                      $ 98,527,361     $112,626,232
      Holland                              61,618,170      101,714,719
      Singapore                            56,261,033       69,451,386
      South Africa                          1,727,417       17,264,345
      Venezuela                             5,294,869        1,673,624
      Other Nations                         8,575,869       13,538,329
                                         ------------     ------------
                                         $232,004,719     $316,268,635
                                         ============     ============

    Operating Income (Loss):
      United States                      $   (704,033)    $ (2,673,324)
      Holland                               2,227,554          790,433
      Singapore                             1,294,710          913,080
      South Africa                            (18,150)          19,403
      Venezuela                              (284,884)        (262,587)
      Other Nations                           942,742        1,028,477
      Corporate                            (3,124,544)      (3,184,829)
                                         ------------     ------------
                                         $    333,395     $ (3,369,347)
                                         ============     ============
    Identifiable Assets:
      United States                      $ 71,281,240     $ 80,968,543
      Holland                              19,952,522       19,087,958
      Singapore                            10,971,307       24,445,370
      South Africa                                  -        9,839,352
      Venezuela                             4,204,841        2,585,697
      Other Nations                        14,201,372        7,403,497
                                         ------------     ------------
                                        $ 120,611,282     $144,330,417
                                        =============     ============


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    JLM ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is also a manufacturer and merchant marketer of acetone and phenol. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its Blue Island plant, and continuously adds product capabilities through new distribution agreements and acquisition and investment opportunities.

    The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island plant. The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

    Marketing segment revenues are influenced largely by price and the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including growth in the homebuilding and automobile sectors and the overall economic environment. The Company's supply agreements, primarily relating to acetone, frequently provide for a fixed percentage profit per unit of product sold. In addition, the Company's supplier and customer contracts generally permit the Company to purchase or sell additional product at the Company's option, typically 5.0% over or under the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

    The results of operations of the Company's manufacturing segment are influenced by a number of factors, including economic conditions, competition and the cost of raw materials, primarily propylene and benzene. The Company's ability to pass along raw material price increases to its customers is limited because the commodity nature of the chemicals manufactured at the Blue Island plant restricts the Company's ability to increase prices.

    Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments (in thousands, except percentages).

                                           Three Months Ended September 30,                Nine Months Ended September 30,
                                     --------------------------------------------    -------------------------------------------
                                               1999                    2000                  1999                    2000
                                     --------------------    --------------------    --------------------    -------------------
                                             Restated                                       Restated
Segment revenues:
  Marketing                          $  77,909      92.7%    $ 112,248     95.2%      $218,249     94.1%    $299,047     94.6%
  Manufacturing                          6,143       7.3%        5,670      4.8%        13,756      5.9%      17,222      5.4%
                                     ----------    ------    ---------    ------       --------    ------    --------    ------
Total segment revenues               $  84,052     100.0%    $ 117,918    100.0%      $232,005    100.0%    $316,269    100.0%
Segment gross profit (loss):
  Marketing                          $   6,378     100.0%    $   4,966     84.4%      $ 16,425     91.2%    $ 14,379     96.6%
  Manufacturing                              0      00.0%          916     15.6%         1,589      8.8%         507      3.4%
                                     ----------    ------    ---------    ------       --------    ------    --------    ------
Total segment gross profit           $   6,378     100.0%    $   5,882    100.0%      $ 18,014    100.0%    $ 14,886    100.0%
Segment operating income (loss):
  Marketing                          $   2,609     1,092%    $   1,122     (196)%     $  5,810    1,745%    $  2,258    (67.0)%
  Manufacturing                         (1,261)     (528)%        (448)      78%        (2,352)    (706)%     (2,442)    72.5%
                                     ----------    ------    ---------    ------       --------    ------    --------    ------
Total segment operating income           1,348       564%    $     674     (118%         3,458    1,039%    $   (184)     5.5%
(loss)
Corporate expense                       (1,109)     (464)%      (1,246)     218%        (3,125)    (939)%     (3,185)    94.5%
                                     ----------    ------    ---------    ------      ---------    ------    --------    ------
Total operating income (loss)        $     239     100.0%    $    (572)   100.0%      $    333    100.0%    $ (3,369)   100.0%
                                     ==========    ======    =========    ======      =========    ======    ========    ======

    Note: September 30, 1999 segment information has been reclassified to conform to the September 30, 2000 presentation, which excludes the allocation of the General Electric acetone business from the marketing segment to the manufacturing segment and a reclassification of overhead expenses from the marketing segment to corporate expenses.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    Revenues increased $33.9 million, or 40.4%, to $117.9 million for the three months ended September 30, 2000 from $84.0 million for the comparable period in 1999. Revenues for the marketing segment increased $34.3 million to $112.2 million for the three months ended September 30, 2000 from $77.9 million for the comparable period in 1999, an increase of 44.0%. The increase in marketing revenues was primarily the result of increased sales from the Company's European operations, increased selling prices and the acquisition of JLM South Africa and Sofecia's ethanol business, partially offset by a decrease in sales volume from the Company's domestic operations. Revenues for the manufacturing segment decreased $0.4 million to $5.7 million for the three months ended September 30, 2000 compared to $6.1 million for the comparable period in 1999, a decrease of 6.6%. The decrease in manufacturing revenues was primarily due to a strategic cut back in production at the Blue Island plant during the quarter related to the high cost of raw materials, primarily benzene and propylene.

    Gross profit decreased $0.5 million to $5.9 million for the three months ended September 30, 2000 from $6.4 million for the comparable period in 1999, a decrease of 7.8%. As a percentage of revenues, gross profit decreased to 5.0% for the three months ended September 30, 2000, from 7.6% for the comparable period in 1999. Gross profit for the marketing segment decreased $1.4 million, or 21.9%, to $5.0 million for the three months ended September 30, 2000 compared to $6.4 million for the same period in 1999. The decrease in marketing segment gross profit was primarily due to lower margins from the Company's European operations related to decreases in the exchange rate between the Euro and the U.S. dollar. Gross profit for the manufacturing segment increased $0.9 million to $0.9 million for the three months ended September 30, 2000. The increase in manufacturing gross profit was primarily the result of higher selling prices of phenol.

    Selling, General and Administrative Expenses ("SG&A") increased $0.4 million to $6.5 million for the three months ended September 30, 2000 from $6.1 million for the comparable period in 1999, an increase of 6.6%. The increase in SG&A was primarily a result of the acquisitions of JLM South Africa and Sofecia's ethanol business. As a percentage of revenues, SG&A decreased 1.8% to 5.5% for the three months ended September 30, 2000 from 7.3% for the comparable period in 1999. The decrease in SG&A as a percentage of sales was attributable to efficiencies gained from integrating the operations of acquired businesses and realized cost savings from the Company's domestic operations due to management initiatives to reduce operating expenses.

    Operating loss for the three months ended September 30, 2000, was $0.6 million compared to operating income of $0.2 million for the same period in 1999.

    Net interest expense increased by approximately $0.4 million to $0.8 million for the three months ended September 30, 2000, from approximately $0.4 million for the comparable period in 1999, an increase of 100.0%. This increase in interest expense was primarily due to increased borrowings on the Company's lines of credit to fund operations and acquisitions coupled with higher interest rates.

    Other income (expense) remained relatively constant at approximately $0.1 million in the third quarters of 1999 and 2000, consisting primarily of income from investments.

    Foreign currency exchange loss remained relatively constant at less than $0.1 million for the three months ended September 30, 2000, compared to the same period in 1999. The majority of the Company's sales are denominated in U.S. dollars or the local currency where the sales are generated, thus minimizing transaction losses.

    The Company's benefit for income taxes was approximately $0.5 million for the three months ended September 30, 2000, compared to $0.7 million for the comparable period in 1999. The net income tax benefit for the three months ended September 30, 2000, was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan operation did not record any income tax benefit in 2000 or 1999 due to the uncertainty of utilizing the income tax loss carryforwards.

    During the three months ended September 30, 2000, the Company incurred a net loss of approximately $0.8 million compared to net income of approximately $0.5 million for the same period in 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    Revenues increased $84.3 million, or 36.3%, to $316.3 million for the nine months ended September 30, 2000, from $232.0 million for the comparable period in 1999. Revenues for the marketing segment increased $80.8 million to $299.0 million for the nine months ended September 30, 2000, from $218.2 million for the comparable period in 1999, an increase of 37.0%. The increase in marketing revenues was primarily the result of increased sales from the Company's European operations, increased selling prices and the acquisitions of JLM South Africa and Sofecia's ethanol business, partially offset by a decrease in sales volume from the Company's domestic operations. Revenues for the manufacturing segment increased $3.4 million to $17.2 million for the nine months ended September 30, 2000 compared to $13.8 million for the comparable period in 1999, an increase of 24.6%. The increase in manufacturing revenues was primarily due to higher selling prices of phenol.

    Gross profit decreased $3.1 million to $14.9 million for the nine months ended September 30, 2000, from $18.0 million for the comparable period in 1999, a decrease of 17.2%. As a percentage of revenues, gross profit decreased to 4.7% for the nine months ended September 30, 2000, from 7.8% for the comparable period in 1999. Gross profit for the marketing segment decreased $2.0 million, or 12.2%, to $14.4 million for the nine months ended September 30, 2000, compared to $16.4 million for the same period in 1999. The decrease in marketing segment gross profit was primarily due to lower margins from the Company's European operations related to decreases in the exchange rate between the Euro and the U.S. dollar. Gross profit for the manufacturing segment decreased $1.1 million, or 68.8%, to $0.5 million for the nine months ended September 30, 2000, from $1.6 million for the comparable period in 1999. The reduction in manufacturing gross profit was primarily the result of lower average selling prices of phenol during the nine months ended September 30, 2000, compared to the same period in 1999. In addition, raw material costs were higher in the first nine months of 2000 compared to the comparable period in 1999; however, the impact has been partially offset by higher selling prices in the second and third quarters of 2000.

    Selling, General and Administrative Expenses ("SG&A") increased $0.6 million to $18.3 million for the nine months ended September 30, 2000, from $17.7 million for the comparable period in 1999, an increase of 3.4%. The increase in SG&A was primarily a result of the acquisition of JLM South Africa and Sofecia's ethanol business. In addition, the Company recorded approximately $376,000 of non-recurring charges in the first quarter of 2000 relating to the wind down of its Venezuela operation, consulting fees associated with the Company's regulatory compliance initiative on training, re-labeling, and re-packaging of certain inorganic products, and relocation costs and sign on bonuses for key personnel. As a percentage of revenues, SG&A decreased 1.8% to 5.8% for the nine months ended September 30, 2000, from 7.6% for the comparable period in 1999. The decrease in SG&A as a percentage of sales was attributable to efficiencies gained from integrating the operations of acquired businesses and realized cost savings from the Company's domestic operations due to management initiatives to reduce operating expenses.

    Operating loss for the nine months ended September 30, 2000, was $3.4 million compared to operating income of $0.3 million for the same period in 1999.

    Interest expense, net of interest income, increased by approximately $0.9 million to $2.1 million for the nine months ended September 30, 2000, from approximately $1.2 million for the comparable period in 1999, an increase of 75.0%. The increase in interest expenses was primarily due to increased borrowings on the Company's lines of credit to fund operations and acquisitions coupled with higher interest rates in the first nine months of 2000.

    Other income (expense) increased $0.9 million to $0.8 million for the nine months ended September 30, 2000, from a net expense of $0.1 million in the first nine months of 1999. In 2000, other income, net of other expense, consisted primarily of a gain of approximately $325,000 on the sale of the Company airplane that was sold for $2,530,000. In 1999, other expense, net of other income, consisted primarily of a loss on the sale of investment real estate of approximately $336,000 that was sold for approximately $600,000.

    Foreign currency exchange loss remained relatively constant at $0.1 million for the nine months ended September 30, 2000, compared to the same period in 1999. The majority of the Company's sales are denominated in U.S. dollars or the local currency where the sales are generated, thus minimizing transaction losses.

    The Company's benefit for income taxes was approximately $1.7 million for the nine months ended September 30, 2000, compared to $1.3 million for the comparable period in 1999. The net income tax benefit for the nine months ended September 30, 2000 was incurred primarily on the Company's U.S. operations partially offset by income generated by the Company's other operations. The Company's Venezuelan operation did not record any income tax benefit in 2000 or 1999 due to the uncertainty of utilizing the income tax loss carryforwards.

    During the nine months ended September 30, 2000, the Company incurred a net loss of approximately $3.2 million compared to a net loss of approximately $22,000 for the same period in 1999.

Liquidity and Capital Resources

Cash Flows

    For the nine months ended September 30, 2000, operating activities provided $5.8 million of cash. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred did not affect operating cash flows. The increase in deferred revenue provided $0.5 million of cash while the net fluctuation in operating assets and liabilities provided $5.3 million of cash. Investing activities utilized $1.3 million of cash, primarily consisting of investments in a joint venture in Venezuela of $2.7 million and capital expenditures of $1.1 million net of proceeds from sale of the airplane of $2.5 million. Financing activities utilized $3.1 million of cash primarily due to payments on long-term debt.

    In November 1999, the Company completed the restructuring of its unsecured $30 million line of credit replacing it with a $34.5 million line of credit (the "LOC"). Under the terms of the restructuring, $14.5 million is a five year secured term loan which will expire on November 1, 2004, and the remaining $20.0 million will be used to fund working capital needs with terms that will expire on November 1, 2001. JLM believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy.

Credit Agreement

    The Company's Amended and Restated Credit Agreement (the "Credit Agreement") with Citizens Bank ("Citizens") (f/k/a State Street Bank and Trust) provides for certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and leverage ratio required under the Amended and Restated Credit Agreement during the first, second and third quarters of 2000. In a letter dated August 11, 2000, Citizens agreed to waive compliance with such covenants up to and including September 30, 2000.

    In the third quarter of 2000, the Company gave notice to Citizens that lower than expected performance in the third quarter would result in the Company's inability to meet financial covenants contained in the Credit Agreement as of September 30, 2000. The Company is currently in negotiations with Citizens to waive the financial covenants as of September 30, 2000 and amend the Credit Agreement going forward.

    The Company is also evaluating proposals from alternative lenders to refinance the outstanding balances under the Citizens credit facility and provide for future working capital needs.

    The Company believes that it will either enter an agreement with Citizens to waive the financial covenants as of September 30, 2000 and amend the Credit Agreement, or secure alternative financing to refinance the Citizens credit facility. However, JLM can provide no assurance that an agreement with Citizens will be reached to waive the September 30, 2000 financial covenants and amend the Credit Facility, or that alternative financing can or will be secured on terms acceptable to the Company.


Effects of Inflation

    Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on the Company's business over the last three years.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

    The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During the nine months ended September 30, 2000, the Company did not enter into any material fixed financial hedge contracts, and there were no fixed financial hedge contracts open at September 30, 2000.

Commodity Price Risk

    JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of September 30, 2000, the Company had the following related to inventory exchanges:


Total pounds receivable under the exchange contracts                             3,742,722
Total amount receivable under the exchange contracts                            $  557,792
Weighted average price per pound receivable under the exchange contracts        $   0.1490


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

                                     PART II
                                OTHER INFORMATION


Item 1 - Legal Proceedings

    The Company at times becomes involved in litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

Item 4 - Submission of Matters To A Vote Of Security Holders

None.

Item 6 - Exhibits and Reports on Form 8-K

A.       Exhibit 18                         Preferential letter from Deloitte & Touche LLP dated November
                                            13, 2000 regarding change in accounting principles

B.       Exhibit 27                         Financial Data Schedule

C.       Reports on Form 8-K                None


                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JLM Industries, Inc.

Dated: November 13, 2000            /s/ John L. Macdonald
                                    -------------------------------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer



Dated: November 13, 2000            /s/ Michael E. Hayes
                                    -------------------------------------------
                                    Michael E. Hayes
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Index to Exhibits

Exhibit Number                  Description
--------------                  -----------

Exhibit 18 Preferential letter from Deloitte & Touche LLP dated November 13, 2000 regarding change in accounting principles

Exhibit 27                      Financial Data Schedule