Form 10-K
period 2000-12-31
JLM INDUSTRIES INC
filed 2001-04-18
CIK 1038237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                          Commission File No. 1-12333

                               ----------------

                              JLM INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter.)

                Delaware                               06-1163710
        (State of Incorporation)           (IRS Employer Identification No.)

                   8675 Hidden River Parkway, Tampa, FL 33637
                    (Address of principal executive office)

                                 (813) 632-3300
              (Registrant's telephone number, including area code)
                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                             (Title of each class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes [_] No [X]

   The aggregate market value of common stock held by non-affiliates of the registrant at April 10, 2001 was $4,052,785, based upon the last reported sale price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at April 10, 2001 was 6,568,222.

   Documents Incorporated by Reference: Parts of the registrant's definitive proxy statement for the Annual Meeting of the registrant's stockholders to be held on June 13, 2001, are incorporated by reference into Part III of the Form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

Business Overview

   JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed as the seventh largest chemical distributor in North America and a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the "Blue Island Plant"), and continually adds new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to strengthening its position in its core chemical businesses, the Company plans to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

   In 1977, John L. Macdonald, the President and Chief Executive Officer of the Company, co-founded Gill and Duffus Chemicals, Inc., the domestic chemical trading operation of the London-based Gill and Duffus Holding PLC. As part of a management buy-out in 1982, Mr. Macdonald purchased Gill and Duffus Chemicals, Inc., and subsequently merged into Steuber Company, Inc., the domestic operations of the Steuber Group, a worldwide chemical distribution company. In 1986, Mr. Macdonald purchased the U.S. assets of Steuber Company and formed JLM as the successor.

   Since 1986, the Company has grown by expanding its product sourcing arrangements and product offerings, acquiring manufacturing and terminal facilities and providing superior customer service and product quality and availability. Among the Company's most significant corporate milestones are (i) its investment in 1987 in the Mt. Vernon Partnership, (ii) the formation in 1992 of Olefins Terminal Corporation ("OTC"), (iii) the acquisition of the JLM Terminals in 1992 and (iv) the acquisition of the Blue Island Plant in 1995. In addition, the Company entered into its first exclusive marketing agreement with Sasol Chemical Industries (PTY) Ltd. (South Africa) ("SasolChem") in 1987, and began its expansion into the international markets with the opening of offices in Canada in 1987, Venezuela in 1992, Western Europe in 1995 and Eastern Europe and the Far East in 1998. Over the past three years, the Company has continued its expansion both domestically and internationally through the acquisitions of Browning Chemical Corporation ("Browning"), Inquinosa International S.A. ("Inquinosa"), Tolson Holland B.V., Tolson Transports B.V. and Tolson Asia LTD (the "Tolson Group"), ICI PLC's Colours and Industrial Chemical Division of ICI South Africa, and a majority of the shares of ICI South Africa Mozambique and Societe Financiere d' Entreposage et de Commerce International de l' Alcool, SA ("Sofecia") USA industrial ethyl Alcohol distribution business, and the joint initiative with Sasol Solvents (Sasol) for marketing ethyl alcohol (ethanol) in North America. Through the acquisition of Browning, the Company diversified into the domestic inorganic chemical distribution business, which was synergistic with the Company's current infrastructure. The new business not only expanded the Company's product mix but also added increased margins. Inquinosa has contributed to JLM's ability to be a niche player in the agrochemical sector. Additionally, with the acquisition of the Tolson Group, the Company has further expanded its client base in Europe and Asia. The purchase of certain divisions of ICI's South African operations continued the Company's strategy by further expanding into a broad range of high quality specialty and commodity chemicals to target markets, including surface coatings, textiles, chemical manufacturing, refactory and rigid packaging. The acquisition of the ethanol business from Sofecia and the joint initiative with Sasol further enhanced JLM's ability to provide a broad range of pure and formulated ethanol to core markets and key customer partners.

Industry Overview

 Phenol

   Phenol is produced through the oxidation of cumene, which is produced from propylene and benzene. Acetone is produced as a co-product during this manufacturing process in the approximate ratio of 0.6 pounds of acetone for every 1.0 pound of phenol. Over 80.0% of global acetone production is produced as a co-product in the manufacture of phenol, and, as a result, phenol demand largely determines acetone production levels. The markets for phenol and acetone are cyclical and sensitive to changes in the balance between supply and demand, the price of feedstocks and the level of general economic activity.

   According to industry sources, current world phenol capacity is approximately 14.7 billion pounds (6.3 billion pounds in North America). The two largest end markets for phenol are phenolic resins, which is the Company's only market for phenol, and bisphenol A ("BPA"). Phenolic resins are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, and account for approximately 37.0% of total phenol demand. BPA is used as a raw material in the manufacture of high performance plastics such as those used in automobiles, household appliances, electronics and protective coatings applications. Phenol, for the production of BPA, requires a greater degree of purification and is produced almost exclusively by manufacturers of BPA for their internal consumption. Any phenol not consumed internally by such manufacturers generally is sold to other end users. The Company believes sales of excess phenol by BPA producers will be relatively limited as the demand for BPA continues to increase.

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

   The U.S. Federal government has exempted acetone from all regulations as a volatile organic compound ("VOC"). All states with the exception of Hawaii and certain parts of California have followed the Federal government's ruling.

 Propylene

   According to industry sources, current world propylene capacity is approximately 120 billion pounds. Over 50.0% of globally produced propylene is used in the manufacture of polypropylene which, in turn, is used primarily in plastic film and molded parts in consumer items, including automobile components, brushes, carpeting, rope and tape.

Business Strategy

   The Company's principal objective is to continue to expand the number of sources and breadth of its chemical products and the markets in which it distributes these products to enhance its position as a leading supplier to the worldwide chemical industry. Key elements of the Company's business strategy include:

  . Expand Sources of Supply through Joint Ventures, Acquisitions and Strategic Relationships. The Company seeks to identify and capitalize on domestic and international opportunities to expand sources of products in, or consistent with, its core business. These opportunities include joint ventures, acquisitions and strategic relationships.

  . Increase Sales of Existing Products; Add New Products. The Company seeks continue to develop its existing relationships and establish new relationships to increase the overall volume and types of products it distributes by (i) increasing the amount distributed by the Company of an existing supplier's output of a given chemical, (ii) distributing additional products for existing suppliers and (iii) adding new chemical producers to its supplier base. During 1996, the Company entered into agreements to distribute approximately 70 million additional pounds of chemicals for both existing and new suppliers, including Lyondell Chemical Company ("Lyondell"), and Solutia, Inc. ("Solutia"). In addition, the Company recently expanded the product line it distributes for Sasol Solvents. The Company has entered into agreements with CONDEAVista Company ("CONDEAVista") to distribute butanol. In 2000, the Company acquired the ethanol business of Sofecia, and established a marketing agreement with Sasol to provide a broad range of pure and formulated ethanol to JLM's core markets and key customer markets.

  . Continue International Expansion. The Company currently has international operations in South America, Europe (including Russia and the Czech Republic), Asia and South Africa. JLM intends to continue to utilize its chemical market experience, distribution and logistics capabilities and industry relationships to increase its international presence. In 1999, the Company continued its acquisition strategy by acquiring the Colours and Industrial Chemicals Division of ICI South Africa and the majority shareholdings in ICI South Africa Mozambique Limitada. JLM's worldwide network of companies should enhance South Africa's supply portfolio while at the same time strengthen the relationship with local offshore and domestic suppliers utilizing the Company's global subsidiaries.

  . Continue to Provide Superior Customer Service. JLM has focused on providing superior customer service and believes it is well positioned to take advantage of current trends within the chemical industry as chemical producers continue to outsource their terminaling and logistics operations and reduce the number of outside distributors used. The Company provides sourcing, inventory and logistics solutions for its customers and endeavors to provide both its customers and suppliers with a superior level of service.

Products and Customers

   JLM markets more than 400 chemical products to over 1,000 customers worldwide. Set forth below is certain information about the Company's sales of acetone, phenol, propylene and certain other products, including representative customers for such products.

 Acetone

   In 2000, JLM distributed approximately 300 million pounds of acetone, of which approximately 83.4% was sourced from the Blue Island Plant and the Mt. Vernon Plant. The largest end market application of acetone is as a raw material in the production of MMA, an important chemical intermediate used to make aircraft windows, lighting fixtures, medical/dental parts, storm doors and taillight lenses. Additional end market applications for acetone include adhesives, pharmaceuticals, solvents, paints and plastics. JLM's acetone customers include Ashland, B.F. Goodrich, DuPont, 3M, and Rohm & Haas.

 Phenol

   In 2000, the Company distributed approximately 90 million pounds of phenol, of which approximately 100.0% was sourced from the Blue Island Plant. The two largest end market applications for phenol are phenolic resins, which are used in adhesives and bonding agents in plywood and other forest products and BPA. JLM's phenol customers include, Georgia Pacific, Dynea and Plenco.

 Propylene

   In 2000, the Company distributed approximately 330 million pounds of propylene. The largest end market application for propylene is as a raw material in the production of polypropylene which is used in the manufacture of appliance parts, automobile components, brushes, carpeting, rope and tape. Propylene is also used in the production of foams for furniture, insulation, elastomers, molded goods and pharmaceuticals. The Company also markets other olefins, including butadiene and ethylene. The Company's olefins customers include DuPont, Exxon Corporation ("Exxon"), GE and Goodyear. JLM's propylene customers include Borealis Exploration Limited, DSM and Dow Chemical Corporation ("Dow Chemical").

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

Manufacturing and Product Sourcing

   In order to support its worldwide marketing and distribution capabilities, the Company continually seeks to acquire assets and establish relationships to provide consistent and reliable sources of products. JLM sources a majority of its products from its Blue Island Plant and the Mt. Vernon Plant. In 2000, the Blue Island Plant and Mt. Vernon Plant collectively supplied approximately 83.4% of the total acetone sold by JLM and the Blue Island Plant supplied approximately 100.0% of the total phenol sold by JLM.

 Blue Island Plant

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

 Mt. Vernon Partnership

   In addition to its ownership of the Blue Island Plant, JLM participates in a manufacturing joint venture with GE and an affiliate of CITGO (the "Mt. Vernon Partnership") which owns and operates a phenol plant in Mt. Vernon, IN (the "Mt. Vernon Plant"). The Company owns a 2.0% partnership interest in the Mt. Vernon Partnership, an Indiana limited partnership, that was formed to purchase the Mt. Vernon Plant from GE in November 1987. The Company's principal purpose for entering into the partnership was to secure a long-term source of supply for acetone. In 1988, the Company entered into a long-term acetone sales agreement with the Mt. Vernon Partnership. Under the terms of the acetone agreement, the Company is obligated through the year 2002, and thereafter unless the agreement is terminated upon prior notice, to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Petrochemicals, Inc. ("GE Plastics"). The agreement further provides that the Mt. Vernon Partnership cannot terminate the agreement as long as JLM is a partner in the Mt. Vernon Partnership. The initial term of this agreement expires in 2002, and continues thereafter for successive one-year terms unless one year's notice is otherwise provided by either party.

   The Company has successfully marketed all the acetone offered under this agreement and believes that it will be able to do so in the future. Since 1994, the Company has sourced on average approximately 225 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds. Over the next four years, the amount of acetone available to JLM was further reduced by approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics. Through improvement in operating efficiency the Mt. Vernon plant has increased their acetone output, thereby offsetting increased internal consumption. As a result, JLM does not anticipate any further material reduction in volume.

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

 Supplier Relationships

   In addition to its manufacturing facility and joint venture, JLM sources its products through established supplier relationships with many of the largest and most well-known chemical companies worldwide. Suppliers to JLM include Lyondell Chemicals, Repsol, CONDEAVista, and Sasol Solvents. The structure of the Company's relationships with its outside suppliers helps the Company mitigate the impact of cyclical market fluctuations in product supply and price to which typical spot traders or distributors are exposed. In a majority of JLM's supply contracts, the purchase price paid by JLM is not determined until after JLM sells the product, and is generally based on a fixed percentage profit per unit of product sold. In contrast, the typical spot trader or distributor may agree to a fixed purchase price prior to the sale, taking the market risk of effecting a successful resale of the product. In addition, spot traders do not typically enter into long-term supply contracts or relationships, thereby reducing their ability to service the needs of both customers and suppliers.

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

   In 1999, the Company and Sasol Solvents ("Sasol") entered into a joint initiative for marketing ethyl alcohol (ethanol) in North America. Sasol commissioned a new world scale ethanol production unit located in Secunda South Africa. With a nameplate capacity of 85,000 metric tons per annum, this plant will join units already in operation for Sasol and will expand their overall capacity to 125,000 metric tons per annum of high purity ethanol. Simultaneously, JLM brought on line a state of the art computerized blending and denaturing facility dedicated to serving the North American ethanol market. Located in Wilmington, North Carolina at the site of its subsidiary, JLM Terminals Inc., the blending facility uses the latest in liquid handling and metering technology, ensuring accuracy and efficiency. Additionally, a new dedicated quality control laboratory located on site was commissioned to meet customer needs for high quality ethanol blends for the personal care, coatings, inks, and industrial markets. The required denaturants are stored on site to ensure a seamless operation from production to delivery. Additionally, the Company entered into agreements with Lyondell Chemical Company and CONDEAVista to distribute n-propanol and butanol.

Terminalling and Storage

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

   The Company has additional terminal and storage facilities located at JLM Terminals on the Cape Fear River in Wilmington, North Carolina. The JLM Terminal is located on 14 acres of land, is accessible to ship, barge, rail and truck, is capable of handling a broad range of products including methanol, oxygenated solvents and inorganic chemicals, and has a total capacity of 18.0 million gallons. The facility includes three tank truck loading bays, six loading bays for jumbo rail cars, laboratory services and a computerized weigh scale. Of the total storage capacity at the JLM Terminal, the Company uses approximately 2.5 million gallons of capacity and the remainder is subject to leases to third parties expiring in various years through 2002. See "Properties."

   The Company maintains inventory at strategic locations worldwide. The Company believes its storage facilities will be adequate for the Company's current and anticipated near-term needs. Should the need arise for substantial amounts of additional storage facilities in the future, the Company does not currently anticipate any material difficulties in obtaining sufficient new storage facilities through purchase or lease at commercially reasonable rates. The Company also operates a fleet of more than 125 rail cars and has long-term working relationships with a number of national barge lines and tank truck carriers. See "Properties."

Sales and Marketing

   Until the acquisition of Browning in 1998, the Company historically focused primarily on bulk quantity sales (generally in truckload lots) of commodity chemicals to over 1,000 customers worldwide in a broad range of industries. With the acquisition of Browning, the Company now services an additional 400 customers in the U.S. primarily in the inorganic sector, generally selling in smaller quantities. Individual salespersons are assigned principal responsibility for specific supplier or customer relationships and for specific products. In addition, each salesperson is required to be familiar with all of the Company's products, suppliers and customers. Therefore, the Company believes it is able to respond to customer and supplier needs as well as to take advantage of changing market conditions more effectively than its competitors.

   JLM has offices in the U.S., Canada, the Netherlands, Venezuela, Thailand, Colombia, the Czech Republic, South Africa, Spain, Russia, Singapore, Indonesia, Turkey, Azerbaijan, Shanghai and Ningbo. JLM also has an alliance with a distributor in Spain and operates through agency relationships in Italy, Brazil, Peru, Mexico and Taiwan.

   In 1997, the Company purchased a 25.0% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminaling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. In the first quarter of fiscal 2001, the Company made the decision to wind down the operations of JLM Siam. During 2000, the Company has estimated that the anticipated future undiscounted cash flows will be insufficient to recover the carrying value of the Company's investment, the Company wrote off this investment and recorded a loss on impairment in 2000 of approximately $1.1 million.

   Approximately 20.0% of the Company's domestic marketing revenues in 2000 were from sales of specialty chemicals. Prices for specialty chemicals are generally subject to smaller fluctuations than are those for commodity chemicals, and specialty chemical sales generally carry higher gross margins. In establishing supply and distribution relationships in specialty chemicals, the Company attempts to leverage existing relationships and knowledge of the needs and objectives of both suppliers and customers.

   The Company's position as a volume marketer, combined with JLM's knowledge of customer and supplier needs and objectives, affords opportunities to effect product exchanges. Engaging in product exchange transactions allows the Company to provide solutions to customers and suppliers and take advantage of identified market trends. The Company's ability to engage in exchange transactions is enhanced by its terminal and storage capabilities that also enable the Company to accumulate inventory to take advantage of market trends.

   In its olefins marketing activities, JLM focuses on the international marketing of olefin petrochemical gases that require specialized shipping, handling and storage. The Company's olefins marketing activities to date have been largely trading oriented. However, the Company has developed long-term relationships with essential industry participants and its access to terminal and storage facilities will enable the Company to become a volume marketer of olefins globally. The Company has long-term supply and sales contracts with a number of major olefins producers and consumers in North America, South America, Europe and Asia. For example, the Company has supply relationships with Repsol and Copene-Petroquimica do Nordeste S.A. to source butadiene for the U.S. and with Diamond Koch, Equistar, and Enterprise to export propylene from the U.S. Some of the Company's significant olefins customers include Dow, DuPont, Exxon, GE and Goodyear.

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

Employees

   As of December 31, 2000, the Company had 210 full-time employees. Of these, 112 employees were in management and administration, 52 in sales and marketing and 46 were in production and distribution. Approximately 25 of the Company's employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union (the "Union"). This agreement expires on October 31, 2001. The Company considers its relations with both its union and non-union employees to be satisfactory.

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

   The Blue Island Plant paid fines totaling $95,000 in 1999, as a result of prior years violations associated with procedural violations that did not result in any emissions or damage to the environment. In one violation, the Company was cited for valves that were not properly locked after an emission control modification was completed by the Company on a volunteer basis. The second violation was due to a nine hour delay in reporting a minor spill that was properly cleaned up. In both instances, the Company agreed to mitigated fines rather than proceed with litigation. The Company incurred no environmental fines or penalties related to the Blue Island Plant in 2000.

   The Company does not believe that a material amount of funds will be required to complete remediation at any site, however, it is impossible to predict precisely what effect environmental laws will have on the Company in the future.

ITEM 2. PROPERTIES

   The following table sets forth certain information as of December 31, 2000, relating to the Company's principal facilities:

                                                       Approximate
Facility                Principal Activities; Location Square Feet Owned/Leased
--------                ------------------------------ ----------- ------------
Corporate Headquarters   Administration Headquarters;     25,000     Owned
                         Tampa, Florida
Blue Island Plant        Manufacturing;                  958,000     Owned
                         Blue Island, Illinois
OTC Terminal             Terminaling and Storage;        104,000     Co-owned
                         Houston, Texas
JLM Terminal             Terminaling and Storage;        609,000     Owned
                         Wilmington, North Carolina
North America Sales
 Offices                 Blue Island, Illinois           *           Owned
                         Wilmington, North Carolina      *           Owned
                         Toronto, Canada                 *           Leased
International Sales
 Offices                 Rotterdam, Netherlands          *           Leased
                         Maracaibo, Venezuela            *           Leased
                         Bogota, Colombia                *           Leased
                         Singapore                       *           Leased
                         Bangalore, India                *           Leased
                         Madrid, Spain                   *           Leased
                         Moscow, Russia                  *           Leased
                         Prague, Czech Republic          *           Leased
JLM Realty               Wilmington, North Carolina      *           Owned

--------
* Less than 25,000 square feet

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business. See Note 11 to Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter covered by this Report.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS

   The Company's common stock trades on the Nasdaq National Market under the symbol "JLMI". As of March 19, 2001, there were 90 stockholders of record. The following table sets forth the quarterly high and low sale prices of JLM's common stock during 1999 and 2000 on the Nasdaq National Market:

     1999
     First Quarter.................................................. $ 5.97  $ 4.81
     second quarter.................................................   5.38    4.25
     third quarter..................................................   5.44    4.50
     Fourth Quarter.................................................   4.63    2.56

     2000
     First Quarter..................................................   8.19    2.50
     Second Quarter.................................................   6.13    3.06
     Third Quarter..................................................   4.38    2.50
     Fourth Quarter.................................................   2.75    0.75

   On November 22, 2000, the Company received notice from the Nasdaq National Market that its common stock had failed to maintain a minimum market value of public float of $5,000,000 over the previous 30 consecutive trading days as required by Nasdaq Marketplace Rule 4450(a)(2). Nasdaq Staff notified the Company that its common stock would be subject to delisting from the Nasdaq National Market unless the market value of public float was at least $5,000,000 for a minimum of ten consecutive trading days in the 90 days prior to February 20, 2001.

   The Company requested a hearing, which was held on March 30, 2001, before a Nasdaq Listing Qualifications Panel (the "Panel") to determine compliance with the ongoing maintenance standards for the Nasdaq National Market. The Company has not yet received the determination of the Panel. If the Company is unsuccessful in its attempt to retain its listing on the Nasdaq National Market System, it will either apply to list its common stock on the Nasdaq SmallCap Market or its common stock will be available for quotation on the NASD-regulated OTC Bulletin Board.

   The Company has not paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Furthermore, JLM Industries, Inc. and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party (see Note 7 of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL INFORMATION

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (in thousands, except per share data)

                                         Year Ended December 31,
                               ------------------------------------------------
                                1996(3)   1997(3)   1998(3)   1999(3)    2000
                               --------  --------  --------  --------  --------
Statement of Income Data:
 Revenues....................  $236,521  $286,822  $305,735  $332,698  $434,458
 Gross profit................    28,226    30,221    34,706    21,440    21,670
 Operating income (loss).....    10,989    13,332    11,062    (3,192)   (3,581)
 Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary item.........     4,350     6,735     4,901    (3,541)   (8,296)
Basic Earnings (loss) Per
 Share:
 Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary item.........  $   0.89  $   1.17  $   0.70  $  (0.53) $  (1.26)
Diluted Earnings (loss) Per
 Share:
 Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary item.........  $   0.89  $   1.16  $   0.70  $  (0.53) $  (1.26)
Basic weighted average shares
 outstanding.................     4,878     5,753     7,038     6,665     6,568
Diluted weighted average
 shares outstanding..........     4,878     5,790     7,038     6,665     6,568
Pro forma basic income (loss)
 per share from continuing
 operations before
 discontinued operations and
 extraordinary item (1)......  $   0.64  $   1.01  $   0.73  $  (0.53) $  (1.26)
Pro forma diluted shares
 outstanding (1).............     6,803     6,678     6,682     6,665     6,568
Other Financial Data:
 Depreciation and
  amortization...............  $  2,524  $  2,947  $  3,671  $  4,046  $  3,893
 EBITDA (2)..................    13,513    16,850    14,733     4,853    (5,459)
Balance Sheet Data:
 Working Capital (deficit)...  $  1,555  $ 14,321  $ 16,057  $ 18,216  $    999
 Total assets................    88,908    84,606   102,726   139,483   136,380
 Total debt..................    31,043     5,964    17,048    27,776    21,414
 Total stockholders' equity..    14,347    38,821    42,351    37,202    27,930
Cash Flow Information:
 Operating activities........  $     19  $  8,606  $  5,192  $   (649) $ 14,434
 Investing activities........    (6,631)   (3,176)   (4,993)   (9,261)   (1,492)
 Financing activities........     6,705    (5,012)   (3,083)    9,964    (6,532)
 Capital expenditures........     7,347     2,875     1,102     2,204     1,548

--------
(1) The pro forma diluted income (loss) per share data reflects the historical weighted average number of shares outstanding for each period presented adjusted to include the following items as if they had occurred at the beginning of each period presented 1) 2,156,000 shares issued during the Company's initial public offering, 2) the 190,000 shares purchased by the Underwriters of the Company's initial public offering to cover over-allotments, 3) 3,415 shares purchased by employees of the Company under the Company's employee stock purchase plan and 4) 420,909 treasury shares purchased by the Company under the Company's Stock Repurchase Plan and from a shareholder.
(2) EBITDA represents the operating income (loss) of the Company plus depreciation and amortization. In 1999, EBITDA also included approximately $4.0 million of tax benefit. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.
(3) These years have been retroactively restated to reflect the Company's change in accounting principle used for certain inventories from last-in, first-out, to first-in, first-out.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following discussion should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements of the Company and the Notes thereto included in this Annual Report. In particular, for information regarding the Company's operations in different industry segments and geographic locations see Note 16 of Notes to Consolidated Financial Statements.

GENERAL

   JLM is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes it is the second largest marketer of acetone and the fifth largest marketer of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone and (iii) sources acetone from its joint venture manufacturing operation.

   The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant and the sale of acetone manufactured at the Mt. Vernon Phenol Plant. The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

   A majority of the Company's revenue is derived from the sale of commodity chemicals, prices for which are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. During the second half of 1998 through the first quarter 2000, the Company's performance was negatively impacted by the petrochemical down cycle in which both overall pricing and margins accelerated downward. Pricing pressure on manufactured products, specifically phenol, continued during the period coupled with substantial increases in raw material feedstock costs. Beginning in the second quarter 2000, major U.S. phenol/acetone producers, including the Company, announced price increases which became effective April 1, 2000. In addition, raw materials costs began dropping in the second half of 2000. Raw material pricing has continued to decline in the first quarter of 2001, leading to some recovery of the Company's operating margins.

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

                      As a Percentage of Segment Revenues

                                                              Years Ended
                                                             December 31,
                                                            -------------------
                                                            2000   1999    1998
                                                            ----   -----   ----
Gross profit:
  Marketing................................................  4.8%    6.5%   7.2%
  Manufacturing............................................  8.6%    5.6%  49.7%
                                                            ----   -----   ----
Total gross profit.........................................  5.0%    6.4%  11.4%
                                                            ====   =====   ====
Segment operating income (loss):
  Marketing................................................  0.7%    0.6%   0.5%
  Manufacturing............................................ (8.8%) (14.8%) 39.6%
                                                            ----   -----   ----
Total segment operating income (loss)......................  0.2%    0.2%   4.4%
                                                            ====   =====   ====

                                    Year Ended December 31,
                          ---------------------------------------------------
                               2000              1999              1998
                          ---------------   ---------------   ---------------
                               (in thousands, except percentages)
Revenues:
  Marketing.............  $410,524   94.5%  $313,442   94.2%  $275,654   90.2%
  Manufacturing.........    23,934    5.5%    19,256    5.8%    30,082    9.8%
                          --------  -----   --------  -----   --------  -----
Total revenues..........  $434,458  100.0%  $332,698  100.0%  $305,735  100.0%
                          ========  =====   ========  =====   ========  =====
Gross profit:
  Marketing.............  $ 19,602   90.5%  $ 20,362   95.0%  $ 19,766   57.0%
  Manufacturing.........     2,068    9.5%     1,078    5.0%    14,940   43.0%
                          --------  -----   --------  -----   --------  -----
Total gross profit......  $ 21,670  100.0%  $ 21,440  100.0%  $ 34,706  100.0%
                          ========  =====   ========  =====   ========  =====
Segment operating income
 (loss):
  Marketing.............  $  2,910  (81.3%) $  2,026  (63.5%) $  1,470   13.3%
  Manufacturing.........    (2,116)  59.1%    (2,848)  89.2%    11,903  107.6%
                          --------  -----   --------  -----   --------  -----
Total segment operating
 income (loss)..........       794  (22.2%)     (822)  25.7%    13,373  120.9%
Corporate expense.......    (4,375) 122.2%    (2,370)  74.3%    (2,311) (20.9%)
                          --------  -----   --------  -----   --------  -----
Total operating income
 (loss).................  $ (3,581) 100.0%  $ (3,192) 100.0%  $ 11,062  100.0%
                          ========  =====   ========  =====   ========  =====

Marketing Segment

   The marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including strength in the homebuilding and automobile industries and the overall economic environment. The Company's supply agreements, primarily relating to acetone, frequently contain a term providing for a fixed percentage profit per unit of product sold. In addition, the Company's supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company's option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

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

   The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2000.

   Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, the Company would be required to incur significant costs, as a result, the Company has no plans to expand the capacity of the Blue Island Plant.

   The Company has successfully marketed all the acetone offered under this agreement and believes that it will be able to do so in the future. Since 1994, the Company has sourced on average approximately 225 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds. Over the next four years, the amount of acetone available to JLM was further reduced by approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics. Through improvement in operating efficiency the Mt. Vernon plant has increased their acetone output, thereby offsetting increased internal consumption. As a result, JLM does not anticipate any further material reduction in volume.

Tax Matters

   JLM accounts for U.S. income taxes and accrues for U.S. income tax liabilities based on its consolidated U.S. earnings. The Company's foreign subsidiaries file tax returns in the countries where incorporated. To the extent these subsidiaries are profitable, taxes are paid based on each country's prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit, subject to certain limitations, to be applied against the Company's U.S. consolidated return for the foreign taxes paid by the Company's foreign subsidiaries. If losses are incurred, countries in which the Company's foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years.

   The Company's former Venezuelan operation incurred losses which generated net operating loss carryforwards ("NOLs") and, based on Venezuelan tax regulations, these NOLs may be carried forward for three years. The Company purchased approximately $3.8 million of net operating loss carryforwards in Holland, through the acquisition of Tolson, that can be carried forward indefinitely. During 2000 and 1999, respectively, the Holland operation generated approximately $386,000 and $1.0 million, respectively, of income on which there will be no income taxes payable either currently or in the future due to the purchased NOL carryforwards. However, the utilization of the acquired tax credits results in Deferred Tax Expense being recognized of approximately $135,000 in 2000 and $340,000 in 1999. In general, foreign losses are not deductible for U.S. federal income tax purposes and as a result cannot be offset against U.S. pre-tax profits.

   In an effort to reduce its U.S. federal and state income tax liability, in 1994 the Company established a foreign sales corporation ("FSC"). Under the Internal Revenue Code, FSCs are granted tax incentives for exporting U.S. produced goods overseas, and as such, there are specific tax benefits to the Company for the products it exports. If specific conditions are met under the Internal Revenue Code, up to 65.0% of the commission income earned by the FSC from these export transactions may be exempted from U.S. taxation. Since the formation of the FSC and prior to 2000, the Company had met these requirements, thereby reducing its taxable income. Due to losses incurred by the qualified exporting entities during the 2000 tax year, the Company derived no benefit from the FSC.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues. Revenues increased $101.8 million to $434.5 million for the year ended December 31, 2000 from $332.7 million for the prior year, an increase of 30.6%. Revenues for the marketing segment increased $77.8 million to $410.5 million for the year ended December 31, 2000 from $313.4 million for the prior year, an increase of 23.4%. The increase in marketing revenues was the result of increased sales from the Company's domestic marketing operations, and its Holland and Singapore subsidiaries. Approximately $16.1 million of the increase in marketing revenues was the result of the inclusion of the Company's South African subsidiary for the full year in 2000. The Company acquired its South African subsidiary in September 1999. Revenues for the manufacturing segment increased $4.7 million, or 24.3%, to $23.9 million for the year ended December 31, 2000, from $19.3 million for the prior year. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices throughout 2000.

   Gross Profit. Gross profit increased approximately $0.3 million, or 1.1%, to $21.7 million for the year ended December 31, 2000 from $21.4 million for the prior year. Gross profit from the marketing segment decreased $0.8 million to $19.6 million for the year ended December 31, 2000, from $20.4 million for the prior year, a decrease of 3.7%. The decrease in gross profit was primarily due to lower gross margins from the Company's Holland subsidiary related to weakness during the year in the Euro, and the closing of the Company's operation in Venezuela in the second quarter of 2000.

   Gross profit from the manufacturing segment increased to $2.1 million, or 91.8%, for the 2000 fiscal year from the $1.1 million reported during the year ended December 31, 1999. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs during the last six months of 2000.

   Selling, General and Administrative Expenses (SG&A). SG&A increased $0.6 million to $25.3 million for the year ended December 31, 2000 from $24.6 million for the prior year, an increase of 2.5%. The increase was primarily due to the inclusion of expenses related to the Company's operations in South Africa for the full year in 2000, versus only the fourth quarter in 1999. As a percentage of revenue, SG&A decreased to 5.8% of revenues for the year ended December 31, 2000, from 7.4% of revenues for the year ended December 31,1999. The decrease in SG&A as a percentage of revenue was primarily a result of efficiencies gained by integrating the operations of acquired businesses and costs savings initiatives implemented in the year 2000.

   Operating Income (Loss). Operating loss increased $0.4 million, or 12.2%, to $3.6 million for the year ended December 31, 2000 from $3.2 million for the prior year.

   Interest Expense--Net. Interest expense, net of interest income, increased $1.2 million, or 76.0%, to $2.9 million for the year ended December 31, 2000 from $1.7 million for the prior year. The increase is principally due to an increase in borrowings to fund the South Africa and Sofecia acquisitions, coupled with higher interest rates in the year 2000.

   Other Income (Expense)--Net. Other income (expense) decreased $5.4 million, from income of $0.2 million in the year ended December 31, 1999, to expense of $5.1 million in the year ended December 31, 2000. In the year ended December 31, 2000, other income (expense) consisted primarily of unusual charges totaling approximately $5.3 million. The Company incurred an unusual charge of approximately $1.1 million to write off an option to acquire 85% of the outstanding common shares of GZ Holdings Inc. at a purchase price of $15.0 million. The Company elected not to exercise the option which expired on March 31, 2001.

   The Company also incurred an unusual charge of $1.5 million related to a loan agreement with Polyform USA, LLC, entered into with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. In addition to a promissory note from Polyform USA, LLC, the Company received a Guarantee and a Fiduciary Transfer Agreement from Polyform MEPE, the owner of the plant facility in Greece, pledging certain enumerated equipment located in Greece as security for the promissory note. Polyform USA defaulted on the promissory note on January 27, 2000. The Company has filed suit in Florida to recover on the promissory note and in Greece to enforce the guarantee and the Fiduciary Transfer Agreement. The Company has elected to treat the note under FAS 15 as a troubled debt restructuring by marking the note to the fair market value of the underlying collateral.

   In the fourth quarter of 2000, the Company recorded an unusual charge of approximately $1.1 million related to agreements to purchase 25% of the common stock of S.K. Chemicals Asia Pte. Ltd. ("SK Chemicals"), an international petrochemical distributor, for $500,000 cash, and an agreement to purchase for $500,000 cash a 12.7% interest in S.K. Chemical Trading Pte. ("SK Trading"). In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, two Singapore based companies participating in a joint venture to construct a dioctyl phthlate plant and terminal in Vietnam, for a 49% interest in an existing terminal facility which was named Siam JLM Co., Ltd. The operations of Siam JLM Co., Ltd. have not met performance expectations and will be wound down in 2001; therefore, the Company wrote off this investment in the fourth quarter of 2000.

   The Company incurred unusual charges in the fourth quarter of 2000 of approximately $1.1 million related to a reduction in the market value of certain publicly-traded equity securities, and approximately $0.5 million related to unamortized balances on terminated non-competition agreements entered into in 1995 with the acquisition of the Blue Island Plant.

   In 1999, other income (expense) consisted principally of gains on the Company's investments, offset by a loss on the sale of investment real estate of approximately $336,000.

   Foreign Currency Exchange (Loss) Gain. During the year ended December 31, 2000, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss of $0.2 million compared to the same period in 1999.

   Income Tax Provision (Benefit). The Company's benefit for income taxes increased approximately $2.4 million, or 146.9%, from approximately $1.6 million for the year ended December 31, 1999, to approximately $4.0 million for the year ended December 31, 2000. The net income tax benefit was incurred primarily on the Company's U.S. operations, partially offset by the tax provision generated by the Company's foreign operations.

   Net Income (Loss). Net income (loss) increased approximately $4.8 million, or 134.3%, to approximately $8.3 million for the year ended December 31, 2000, from approximately $3.5 million for the prior year, due to the factors discussed above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Revenues increased $27.0 million to $332.7 million for the year ended December 31, 1999 from $305.7 million for the prior year, an increase of 8.8%. Revenues for the marketing segment increased $37.8 million to $313.4 million for the year ended December 31, 1999 from $275.7 million for the prior year, year, an increase of 12.5%. The increase in marketing revenues was the result of increased sales from the Company's Holland and Singapore subsidiaries in addition to the current year acquisitions. Revenues for the manufacturing segment decreased $10.8 million to $19.3 million for the year ended December
31, 1999, from $30.1 million for the prior year, a decrease of 36.0%. The decrease in manufacturing segment revenues was primarily due to decreases in overall acetone and phenol selling prices throughout 1999.

   Gross Profit. Gross profit decreased $13.3 million to $21.4 million for the year ended December 31, 1999 from $34.7 million for the prior year, a decrease of 38.2%. Gross profit from the marketing segment increased $0.6 million to $20.4 million for the year ended December 31, 1999, from $19.8 million for the prior year, an increase of 3.0%. This decrease was due primarily to strong performance by the Company's Holland and Singapore operations in addition to a positive contribution from the South Africa acquisition.

   Gross profit from the manufacturing segment decreased $13.9 million, or 92.8%, to $1.1 million for the 1999 fiscal year from the $14.9 million reported during the year ended December 31, 1998. The decrease in manufacturing gross profit was the result of lower selling prices in the Company's two main products, phenol and acetone, coupled with substantial increases in raw material costs during the year ended December 31, 1999 compared to the prior year.

   Selling, General and Administrative Expenses (SG&A). SG&A increased $1.0 million to $24.6 million for the year ended December 31, 1999 from $23.6 million for the prior year, an increase of 4.0%. This increase was principally due to acquisitions, South Africa and the ethanol business from Sofecia, and an increase in depreciation/amortization expense of $.4 million. As a percentage of revenue, SG&A decreased 0.3% to 7.4% for the year ended December 31, 1999 from 7.7% for the year ended December 31,1998. The slight decrease in SG&A as a percentage of revenue was primarily a result of efficiencies gained by integrating the operations of acquired businesses.

   Operating Income (Loss). Operating income (loss) decreased $14.3 million to a loss of $3.2 million for the year ended December 31, 1999 from operating income of $11.1 million for the prior year. The decrease was principally the result of the decrease in gross profit and the increase in SG&A discussed above.

   Interest Expense--Net. Interest expense increased $0.4 million to $1.7 million for the year ended December 31, 1999 from $1.3 million for the prior year, an increase of 28.9%. This increase is principally due to an increase in borrowings to fund the South Africa and Sofecia acquisitions.

   Other Income (Expense)--Net. Other Income (Expense)--net in 1998 and 1999 consists of interest (losses) from investments. In 1999, other income (expense) consisted principally of a loss on the sale of investment real estate of approximately $336,000 that was sold for $600,000. This loss in 1999, was more than offset by gains on the Company's other investments.

   Foreign Currency Exchange (Loss) Gain. During the 1999 fiscal year, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss of $.2 million compared to the same period in 1998.

   Income Tax Provision (Benefit). The Company's benefit for income taxes was approximately $1.6 million for the year ended December 31, 1999 compared to an income tax expense of $4.4 million for the comparable period in 1998. The net income tax benefit was incurred primarily on the Company's U.S. operations, partially offset by the tax provision generated by the Company's foreign operations.

   Net Income (loss). Net income (loss) decreased $8.4 million to a loss of $3.5 million for the year ended December 31, 1999, from net income of $4.9 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

   Operating activities provided approximately $14.4 million of cash in 2000. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $9.1 million of cash. Changes in assets and liabilities provided approximately $23.5 million of cash. Investing activities utilized approximately $1.5 million of cash, primarily consisting of capital expenditures. Financing activities utilized approximately $6.5 million of cash, primarily related to principal payments on long-term debt. Foreign currency translation loss was $1.0 million principally as a result of increased international business.

   Operating activities utilized approximately $0.6 million of cash in 1999. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided approximately $3.9 million of cash. Increase in other investments utilized an additional approximately $4.5 million of cash. Investing activities utilized approximately $9.3 million of cash, principally consisting of acquisitions and capital expenditures. Financing activities provided approximately $10.0 million of cash, primarily from the Company's acquisition and working capital lines of credit. Foreign currency translation loss was approximately $1.1 million principally as a result of increased international business and the weakening of the dollar in 1999.

Credit Agreement

   In November 1999, the Company entered into the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts ("Citizens") (f/k/a State Street Bank and Trust) (the "Credit Agreement") which restructured its unsecured $30 million acquisition line of credit, replacing it with a $34.5 million line of credit. Under the terms of the restructuring, $14.5 million is a five year secured term loan which will expire on November 1, 2004 and the remaining $20.0 million, which will be used to fund working capital needs, has terms that will expire on November 1, 2001.

   The Credit Agreement contains certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and leverage ratio required under the Amended and Restated Credit Agreement during the first and second quarters of 2000. In a letter dated August 11, 2000, Citizens waived compliance with such covenants up to and including September 30, 2000.

   In the third quarter of 2000, the Company gave notice to Citizens that it would not meet financial covenants contained in the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. The First Amendment also contained provisions that provided for the following:

  .  Payment of an amendment fee in the amount of $300,000.

  . Granting to Citizens of a first mortgage lien encumbering the Blue Island Plant.

  . Restrictions on the renewal of certain existing letters of credit outstanding as of the date of signing the First Amendment.

  . A prohibition against issuance of new letters of credit after the signing date of the First Amendment.

  . A prohibition against purchasing the Company's common stock from public stockholders or otherwise.

  . Mandatory prepayment of the term loan by no later than June 15, 2001 to an amount outstanding not to exceed $5.3 million.

  . Repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL by no later than June 15, 2001.

  . A reduction in the maximum amount available under the revolving credit commitment to $12.5 million.

  . Repayment of the revolving credit commitment by no later than June 15, 2001.

  . Repayment of all remaining obligations, including the term debt, by no later than October 1, 2001.

  . Issuance of a warrant to Citizens to purchase 250,000 of the Company's common stock at an exercise price equal to the market price on the date of issuance of the warrant. The First Amendment further provides that the number of shares subject to purchase shall be reduced to 125,000 shares if all obligations under the Credit Agreement are paid in full by October 1, 2001, and no event of default has occurred.

  . Elimination of the Eurodollar Loan option under the Credit Agreement and an increase in the rate of interest to a variable rate per annum equal to the Prime rate plus three (3%) percent.

  . Elimination of the financial covenants requiring minimum quarterly and annual levels of Consolidated Net Income.

  .  Elimination of the current ratio covenant.

  .  Elimination of the leverage ratio covenant.

  .  A decrease in the Debt Service Coverage Ratio.

  . Introduction of a new covenant requiring a minimum level of EBITDA in the amount of $1.0 million per quarter.

  . Introduction of a new covenant requiring Minimum Consolidated Net Worth of $27.0 million.

  .  Additional financial reporting requirements.

   The First Amendment contains customary events of default and conditions to effectiveness.

Refinancing Commitments

   The Company has recently received financing commitments that it believes are sufficient to meet the obligations to refinance the Company's credit facilities within the timelines established under the First Amendment. The Company has received the following financing commitments:

 . On April 17, 2001, the Company entered into a commitment with Congress Financial Corporation, a division of First Union Bank, to provide a secured, revolving credit facility up to a maximum amount of $20.0 million. The proceeds of this facility will be used to refinance the revolving credit commitments pursuant to the First Amendment.

  . On April 11, 2001, Phoenix Enterprises LLC entered into a commitment to purchase or cause its designees to purchase $2.5 million of the Company's common stock at a price of $1.15 per share by no later than June 15, 2001. The proceeds from the sale will be utilized for the prepayment of the term debt facility required under the First Amendment.

  . On February 9, 2001, the Company entered into a commitment with SouthTrust Bank to provide $1.9 million in financing for repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL.

   Each of the financing commitments is subject to definitive documentation which will include customary terms and closing conditions. Although the Company expects to close within the timeframes prescribed in the First Amendment, there can be no assurance that such financings will close or will close within required deadlines.

   The Company believes that cash flows generated by operations, together with existing cash, the Company's borrowing capacity and the financings described above will be sufficient to support the Company's business strategies through 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

   The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains and losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During 2000, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial contracts open at December 31, 2000.

Commodity Price Risk

   JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 2000, the Company had the following related to inventory exchanges:

Total pounds receivable under the exchange contracts................ 1,458,627
Total amount receivable under the exchange contracts................ $ 147,666
Weighted average price per pound receivable under the exchange contracts.......................................................... $  0.1012

   Due to the fact that the Company is a market maker in acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the inventory exchanges in order to minimize the market risk inherent in such positions.

Interest Rate Risk

   The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates (see Notes 7 and 8 to the consolidated financial statements). The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2001. However, there can be no assurances that interest rates will not significantly change in 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                  As of December 31, 2000 and 1999 (Restated)
 And for the years ended December 31, 2000, 1999 (Restated) and 1998 (Restated)

Independent Auditors' Report................................................
Consolidated Balance Sheets.................................................
Consolidated Statements of Operations and Comprehensive Income (Loss).......
Consolidated Statements of Changes in Stockholders' Equity..................
Consolidated Statements of Cash Flows.......................................
Notes to Consolidated Financial Statements..................................

                   Consolidated Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..............................

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

   We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive ((loss) income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for certain inventories from the LIFO to the FIFO method and, retroactively restated the 1999 and 1998 financial statements for the change.

                                          Deloitte & Touche LLP
                                          Certified Public Accountants

Tampa, Florida
April 16, 2001

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                    Restated
                                                        2000          1999
                                                    ------------  ------------
ASSETS
Current Assets:
 Cash and cash equivalents......................... $  6,873,221  $  1,419,568
 Accounts Receivable:
  Trade............................................   47,507,510    52,063,858
  Other............................................    5,406,089     2,431,145
 Inventories.......................................   24,507,901    22,524,047
 Prepaid expenses and other current assets.........    2,117,533     1,877,473
 Income tax receivable.............................          --      3,877,942
                                                    ------------  ------------
    Total current assets...........................   86,412,254    84,194,033
 Other investments.................................    6,021,923     6,725,834
 Property and equipment, net.......................   24,201,841    27,900,465
 Goodwill and other intangibles--net...............   12,051,583    11,692,139
 Other assets--net.................................    7,692,315     8,970,313
                                                    ------------  ------------
    Total assets................................... $136,379,916  $139,482,784
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses............. $ 76,984,627  $ 62,638,192
 Current portion of long-term debt.................    7,257,975     2,904,166
 Income taxes payable..............................    2,475,228           --
 Deferred revenue--current.........................      600,000       435,497
                                                    ------------  ------------
    Total current liabilities......................   87,317,830    65,977,855
 Long-term debt less current portion...............   14,155,851    24,872,156
 Deferred income taxes.............................    2,628,099     7,400,509
 Minority interest.................................      754,269       543,085
 Deferred revenue and other liabilities............    3,594,267     3,487,144
                                                    ------------  ------------
    Total liabilities..............................  108,450,316   102,280,749
                                                    ------------  ------------
Commitments and Contingencies (Note 11)
 Stockholders' Equity:
  Preferred stock--5,000,000 shares authorized;
   0 shares issued and outstanding.................          --            --
  Common stock--$.01 par value, 30,000,000 shares
   Authorized; 7,234,201 and 7,151,151 shares
    issued,
   Respectively....................................       72,342        71,511
  Additional paid-in capital.......................   21,768,656    21,550,453
  Retained earnings................................   11,300,653    19,597,060
  Accumulated other comprehensive loss.............   (1,942,602)     (985,820)
                                                    ------------  ------------
                                                      31,199,049    40,233,204
  Less treasury stock at cost--665,979 and 573,636
   Shares, respectively............................   (3,269,449)   (3,031,169)
                                                    ------------  ------------
    Total stockholders' equity.....................   27,929,600    37,202,035
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $136,379,916  $139,482,784
                                                    ============  ============

                See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                            Years Ended December 31,


                                                       Restated      Restated
                                           2000          1999          1998
                                       ------------  ------------  ------------
Revenues.............................  $434,457,925  $332,697,833  $305,735,314
Cost of sales........................   412,788,160   311,257,954   271,028,839
                                       ------------  ------------  ------------
 Gross profit........................    21,669,765    21,439,879    34,706,475
Selling, general and administrative
 expenses............................    25,250,744    24,632,066    23,644,565
                                       ------------  ------------  ------------
 Operating (loss) income.............    (3,580,979)   (3,192,187)   11,061,910
Interest expense--net................    (2,948,526)   (1,676,036)   (1,300,161)
Other income (expense)--net..........    (5,123,162)      230,539      (160,412)
Foreign currency exchange (loss)--
 net.................................      (437,317)     (237,784)      (38,434)
                                       ------------  ------------  ------------
(Loss) income before minority
 interest and income
 Taxes...............................   (12,089,984)   (4,875,468)    9,562,903
Minority interest in income of
 subsidiaries........................      (211,184)     (287,218)     (255,867)
                                       ------------  ------------  ------------
(Loss) income from continuing
 operations before
 Income taxes and discontinued
  operations.........................   (12,301,168)   (5,162,686)    9,307,036
                                       ------------  ------------  ------------
Income tax provision (benefit)
 Current.............................       767,649    (4,075,746)    3,589,990
 Deferred............................    (4,772,410)    2,453,880       816,240
                                       ------------  ------------  ------------
 Total income tax (benefit)
  provision..........................    (4,004,761)   (1,621,866)    4,406,230
                                       ------------  ------------  ------------
(Loss) income from continuing
 operations before
 discontinued operations.............    (8,296,407)   (3,540,820)    4,900,806
Discontinued operations:
 Loss from operations (net of income
  tax benefit of $14,900)............           --            --        (19,129)
                                       ------------  ------------  ------------
(loss) income........................    (8,296,407)   (3,540,820)    4,881,677
Net Other comprehensive (loss)
 income..............................      (956,782)   (1,114,691)      149,614
                                       ------------  ------------  ------------
Comprehensive income (loss)..........  $ (9,253,189) $ (4,655,511) $  5,031,291
                                       ============  ============  ============
Basic (loss) earnings per share:
 (Loss) income from continuing
  operations before
  discontinued operations............  $      (1.26) $      (0.53) $       0.70
 Net (loss) income...................  $      (1.26) $      (0.53) $       0.70
Diluted (loss) earnings per share:
 (Loss) income from continuing
  operations before
  Discontinued operations............  $      (1.26) $      (0.53) $       0.70
 Net (loss) income...................  $      (1.26) $      (0.53) $       0.70
Weighted average shares outstanding..     6,568,042     6,664,580     7,038,321
Diluted weighted average shares
 outstanding.........................     6,568,042     6,664,580     7,038,321

                See notes to consolidated financial statements.

                              JLM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000

                                                            Accumulated
                                  Additional  (Restated)       Other                      Total
                          Common    Paid-in    Retained    Comprehensive  Treasury    Stockholders'
                          Stock     Capital    Earnings    (Loss) Income    Stock        Equity
                         -------- ----------- -----------  ------------- -----------  -------------
Balance at December 31,
 1997, as reported...... $ 71,051 $21,074,912 $17,709,397   $   (20,743) $       --   $ 38,834,617
Restatement of
 Inventories............                          546,806                                  546,806
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 1997, as restated         71,051  21,074,912  18,256,203       (20,743)         --     39,381,423
Purchase of treasury
 shares.................      --          --          --            --    (2,317,927)   (2,317,927)
Sale of stock to
 employees..............       38      21,020         --            --           --         21,058
Issuance or restricted
 stock..................       99     234,777         --            --           --        234,876
Net income..............      --          --    4,881,677           --           --      4,881,677
Other Comprehensive
 Income.................      --          --          --        149,614          --        149,614
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 1998...................   71,188  21,330,709  23,137,880       128,871   (2,317,927)   42,350,721
Purchase of treasury
 shares.................      --          --          --            --      (713,242)     (713,242)
Sale of stock to
 employees..............       10       2,543         --            --           --          2,553
Issuance of restricted
 stock..................      313     217,201         --            --           --        217,514
Net loss................      --          --   (3,540,820)          --           --     (3,540,820)
Other Comprehensive
 Loss...................      --          --          --     (1,114,691)         --     (1,114,691)
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 1999...................   71,511  21,550,453  19,597,060      (985,820)  (3,031,169)   37,202,035
Purchase of treasury
 shares.................      --          --          --            --      (238,280)     (238,280)
Sale of stock to
 employees..............      651      68,221         --            --           --         68,872
Issuance of restricted
 stock..................      180     149,982         --            --           --        150,162
Net loss................      --          --   (8,296,407)          --           --     (8,296,407)
Other Comprehensive
 Loss...................      --          --          --       (956,782)         --       (956,782)
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 2000................... $ 72,342 $21,768,656 $11,300,653   $(1,942,602) $(3,269,449) $ 27,929,600
                         ======== =========== ===========   ===========  ===========  ============


                See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                      (Restated)   (Restated)
                                            2000         1999         1998
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income....................... $(8,296,407) $(3,540,820) $ 4,881,677
Adjustments to reconcile net (loss)
 income to net cash provided
 by (used in) operating activities:
 Deferred income taxes..................  (4,772,410)   2,453,880      816,240
 Minority interest in income of
  subsidiaries..........................     211,184      287,218      255,867
 Loss on other investments..............         --        12,000      242,717
 Issuance of restricted stock...........     150,162          --       234,876
 Depreciation and amortization..........   3,893,142    4,045,626    3,671,452
 Loss (gain) on sale of assets..........    (320,614)     359,844      116,432
 Allowance for doubtful accounts........     263,048      286,248      270,902
 (Increase) decrease in assets:
  Accounts receivable...................   2,618,355  (16,708,686)  27,829,808
  Inventories...........................  (1,983,854)    (330,113)   2,412,553
  Prepaid expenses and other current
  assets................................    (240,060)  (1,936,166)    (213,733)
  Other assets..........................      13,652   (3,710,954)  (1,386,907)
  Other investments.....................   3,226,986   (4,528,553)         --
 Decrease (Increase) in liabilities:
  Accounts payable and accrued
  expenses..............................  14,346,436   22,136,056  (32,536,054)
  Income taxes (payable)/receivable.....   5,053,170   (3,395,258)    (878,866)
  Deferred revenue......................     476,458    3,919,477          --
  Other liabilities.....................    (204,832)       1,206     (524,519)
                                         -----------  -----------  -----------
  Net cash provided by (used in)
   operating activities.................  14,434,416     (648,995)   5,192,445
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets...........   2,579,410      653,624      155,115
 Acquisition of investments.............  (2,523,075)         --           --
 Capital expenditures...................  (1,548,413)  (2,203,571)  (1,102,192)
 Purchase of subsidiaries...............         --    (7,710,888)  (4,045,469)
                                         -----------  -----------  -----------
  Net cash used in investing
   activities...........................  (1,492,078)  (9,260,835)  (4,992,546)
                                         -----------  -----------  -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net (repayments of) proceeds from loans
  payable...............................         --      (454,295)      72,708
 Net proceeds from long-term debt.......     291,917   58,044,321    3,531,500
 Principal payments of long-term debt...  (6,654,412) (46,915,814)  (4,890,483)
 Proceeds from sale stock...............      68,872        2,553       21,058
 Purchase of treasury shares............    (238,280)    (713,242)  (1,817,927)
                                         -----------  -----------  -----------
  Net cash (used in) provided by
   financing activities.................  (6,531,903)   9,963,523   (3,083,144)
                                         -----------  -----------  -----------
Effect of foreign exchange rates on
cash....................................    (956,782)  (1,114,691)     149,614
                                         -----------  -----------  -----------
  Net increase (decrease) in cash and
   cash equivalents.....................   5,453,653   (1,060,998)  (2,733,631)
Cash and cash equivalents, beginning of
 period.................................   1,419,568    2,480,566    5,214,197
                                         -----------  -----------  -----------
Cash and cash equivalents, end of
 period................................. $ 6,873,221  $ 1,419,568  $ 2,480,566
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
 Interest............................... $ 2,462,046  $ 1,425,071  $ 1,344,243
 Income taxes........................... $       --   $   249,456  $ 4,243,724
Noncash operating activities:
 Deferred tax asset adjustment.......... $   214,428  $   341,400  $       --
Noncash investing activities:
 Capital lease obligations.............. $   121,330  $    51,686  $   274,913
Noncash financing activities:
 Treasury stock acquired by satisfaction
  of accounts receivable................ $       --   $       --   $   500,000

                See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  As of December 31, 2000 and 1999 (Restated)
                   And for the years ended December 31, 2000,
                      1999 (Restated) and 1998 (Restated)

1. Description of Business

   JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is the second largest marketer of acetone and the fifth largest supplier of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with major chemical companies, (ii) manufactures phenol and acetone at its Blue Island Plant and (iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of JLM Industries, Inc., its wholly owned subsidiaries and a 50.1% interest in Inquinosa, S.A. , a Spanish company acquired in July 1998 (see Note 13). The consolidated financial statements also included the accounts of JLM Industries de Venezuela, C.A. through May 18, 2000, the date through which this entity was a wholly owned subsidiary (see Note 4). The principal operating subsidiaries are JLM Marketing, Inc. ("JLM Marketing"), JLM Chemicals, Inc. ("JLM Chemicals"), JLM Terminals, Inc. (JLM Terminals"), JLM International, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc. ("JLM Canada"), JLM Chemicals Asia Pte. Ltd. and JLM Industries (South Africa) (Proprietary) Limited. All material intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

 Restatement

   In the third quarter of 2000, the Company reported a change in the accounting principle used to account for JLM Marketing's inventory from the last-in, first out (LIFO) method to the first-in, first-out (FIFO) method. Accordingly, the Company's financial statements have been retroactively restated to adjust for this change in accounting principle. The retroactive restatement resulted in an adjustment to the Company's retained earnings as of January 1, 1998, resulting in an increase of $546,806 over the originally reported amount. In addition, net income was decreased by $833,673, net of tax, for the year ended December 31, 1998. There was no impact from this change on the results of operations for the year ended December 31, 1999.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

 Inventories

   Inventories are valued at the lower of cost or market. The Company's inventory has been determined using the FIFO method.

   JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 2000 and 1999, JLM was owed approximately $148,000 and $718,000, respectively, under these contracts which are included in inventory.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

 Other Investments

   Other investments include investments in partnerships and marketable securities. JLM accounts for certain of its investments in partnerships on the equity basis and, accordingly, records its respective share of profits and losses that are allocated in accordance with the partnership agreements. Marketable securities are primarily held for trading purposes, and changes in market value are recognized in operations when incurred.

 Property and Equipment

   Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the lease term or the estimated useful lives.

   A summary of the lives used for computing depreciation is as follows:

     Buildings............................................... 15 and 31.5 years
     Vehicles and airplane................................... 2 to 10 years
     Equipment............................................... 5 to 10 years
     Furniture and fixtures.................................. 3 to 5 years
     Leasehold improvements.................................. Life of lease

 Other Assets

   Other assets consist primarily of the cash surrender values of life insurance policies held on key employees, license fees and development costs associated with land held for investment purposes.

   On December 12, 1996, JLM entered into consulting and non-competition agreements (the "Agreements") with two independent third parties. The terms of the Agreements require that the Company make payments of $230,000 per year, payable semi-annually beginning January 1, 1997 through December 31, 2002, and $470,000 on January 1, 2003. The Agreements cover the period from January 1, 1997 through December 31, 2006. The payments were capitalized and amortized over the lives of the respective agreements. In 1999, the Agreements were terminated, and unamortized payments of approximately $470,000 and $200,000 were written off December 31, 2000 and December 31, 1999, respectively.

 Goodwill and Other Intangibles

   Goodwill and other intangibles resulting from business acquisitions (see
Note 13), comprising cost in excess of net assets of businesses acquired, customer lists, employee contracts and distribution rights are being amortized over their estimated lives which range from 3 to 40 years.

 Deferred Financing Costs

   The costs incurred to obtain financing have been capitalized and are being amortized to interest expense over the life of the related financing agreement using the straight-line method, which approximates the effective interest method. Amortization expense related to deferred financing costs was $60,149, $36,111 and $8,333 during 2000, 1999 and 1998, respectively.

 Income Taxes

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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

 Other Comprehensive Income (Loss)

   Other comprehensive (loss) income includes foreign currency translation adjustments. Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated at weighted average rates for the year. The effects of exchange rate changes in translating foreign financial statements are presented as a separate component of stockholders' equity.

 Foreign Exchange Contracts

   From time to time, JLM enters into foreign exchange contracts as a hedge against foreign accounts payable and receivables. Market value gains and losses are recognized and the resulting credit or debit offsets foreign exchange gains and losses on these payables and receivables. At December 31, 2000 and 1999, JLM had no open foreign exchange contracts.

 Stock-Based Compensation

   As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 14 for additional information on the Company's stock-based compensation.

 Income (Loss) Per Share

   Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of stock options and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company's common stock was less than the exercise price of the options throughout the majority of 2000, 1999 and 1998. During each of the years ended 2000, 1999 and 1998, the effect of these securities was antidilutive.

 Revenue Recognition

   The Company recognizes revenue from product sales upon shipment and passage of title. The Company estimates and records provisions for quantity rebates and sales allowances, if necessary, in the period the sale is reported.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company was required to conform its income recognition policies to SAB 101 for the fiscal year ended December 31, 2000. Compliance with the requirements of SAB 101 did not have a material impact on the Company's results of operations, financial position or cash flows.

 Uses of Estimates

   The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

 Fair Value of Financial Instruments

   The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximate their fair value because of their short-term nature. The fair value of long-term debt approximates its carrying value based on management's estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics.

 Impairment of Long-Lived Assets

   The carrying values of long-lived assets, including property and equipment, goodwill and other intangibles, and investments, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.

 Concentration of Credit Risk

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

 Impact of Recently Issued Accounting Standards

   Statement of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation did not have a material impact on the Company's financial position or its results of operations.

 Reclassifications

   Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

3. Property and Equipment

   Property and equipment consisted of the following at December 31:

                                                          2000         1999
                                                       -----------  -----------
Land and building..................................... $ 8,466,199  $ 4,882,836
Vehicles..............................................     574,072      693,556
Airplane..............................................         --     2,475,939
Equipment.............................................  26,017,178   28,819,320
Leased equipment--capital leases......................   1,319,663    1,188,122
Furniture and fixtures................................   1,421,251    1,490,823
Leasehold improvements................................     656,011      627,079
                                                       -----------  -----------
                                                        38,454,374   40,177,675
Less accumulated depreciation and amortization........ (14,252,533) (12,277,210)
                                                       -----------  -----------
                                                       $24,201,841  $27,900,465
                                                       ===========  ===========

   Depreciation and amortization expense for property and equipment was approximately $2,970,126, $3,040,000 and 2,834,000, for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum capital lease payments for each of the years 2001 through 2005 are approximately $95,000, $55,000, $51,000, $40,000 and $16,000, respectively.

4. Other Investments

   Investments in partnerships at December 31, 2000 and 1999, consisted principally of the following:

 Quimicos La Barraca, C.A. ("Quibarca")

   On May 19, 2000, the Company discontinued its operations conducted through its subsidiary JLM Venezuela. As a subsidiary, JLM Venezuela's accounts and results of operations were included in the accompanying consolidated financial statements through May 18, 2000. Concurrently with the discontinuation of JLM Venezuela and in order for the Company to maintain a presence in Venezuela, the Company entered into a joint venture agreement with Inversiones 253-34, C.A. to acquire a 49% minority equity interest in Quibarca, a distribution business which was a direct competitor of JLM Venezuela in the Venezuelan market. The Company believed that joining forces would not only reduce competition, but would also allow the new entity to take advantage of cost synergies which, under normal circumstances, would not be available. Significant terms of the agreement included that each partner would (a) transfer selective assets into the joint venture and (b) guarantee the solvency of the debtors owing accounts receivable balances contributed by the respective partners to the joint venture. The Company, in exchange for its 49% interest, contributed the net assets remaining from JLM Venezuela which had an agreed upon fair market value of approximately $2,500,000 (which equaled the Company's carrying value of the assets) and cash of approximately $400,000. The investment is accounted for using the equity method, and the Company's equity in earnings during the year ended December 31, 2000 was approximately $129,000. As of December 31, 2000, the Company's investment in Quibarca totaled approximately $3,000,000.

 Phenol Plant Partnership

   The Company holds a 2% interest in Mt. Vernon Phenol Plant Partnership through its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements with GE Plastics. JLM has an exclusive agreement through 2002, and thereafter,

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

4. Other Investments--Continued

unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 2000 and 1999, the amount of this investment was approximately $496,000. During 2000 and 1999, JLM did not contribute to the partnership or receive any distributions.

 Asian Partnership

   In 1997, the Company purchased a 25.0% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminalling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. In the first quarter of fiscal 2001, the Company has recently made the decision to wind down the operations of JLM Siam. During 2000, the Company has estimated that the anticipated future undiscounted cash flows will be insufficient to recover the carrying value of the Company's investment, and, accordingly, wrote off this investment.

 Real Estate Partnerships

   During 1999 and 1998, the Company held a 99% limited partnership interest in Len-Kel Realty Limited Partnership ("Len-Kel"). The investment was accounted for using the equity method. As of December 31, 1998, the carrying value of this investment was approximately $948,000. During the year ended December 31, 1998, the Company's portion of Len-Kel's loss was $48,000, which is reflected in the accompanying consolidated statement of operations. In 1999, the investment property was sold for approximately $600,000, resulting in a loss of approximately $336,000 during the year ended December 31, 1999.

 Other Investments

   As of December 31, 2000 and 1999, JLM's other investments totaled approximately $217,000 and $485,000, respectively. Of these amounts, approximately $161,000 and $410,000, respectively, are accounted for using the cost method and approximately $56,000 and $75,000, respectively, are accounted for using the equity method in the accompanying consolidated balance sheet.

 Polyform

   During 1999, the Company entered into a $3,000,000 loan agreement with Polyform USA, LLC, with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. In addition to a promissory note from Polyform USA, LLC, the Company received a Guarantee and a Fiduciary Transfer Agreement from Polyform MEPE, the owner of the plant facility in Greece, pledging certain enumerated equipment located in Greece as security for the promissory note. Polyform USA defaulted on the promissory note on January 27, 2000. The Company has filed suit in Florida to recover on the promissory note and in Greece to enforce the guarantee and the Fiduciary Transfer Agreement. The litigation in Florida is in discovery. The trial court in Komotini, Greece has issued an order enforcing the Fiduciary Transfer Agreement. Polyform MEPE has filed an appeal of this judgment. The Company has also obtained an order from a court in Athens, Greece freezing all of Polyform MEPE's assets in Greece pending the outcome of the litigation on the guarantee. Management has evaluated the collectibility of this receivable and has reduced the $3,000,000 note receivable to its estimated fair market value and recorded a loss of $1,500,000 during the year ended December 31, 2000.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

 Marketable Securities

   JLM's marketable securities held for trading purposes were approximately $378,000 and $1,239,000, at December 31, 2000 and 1999, respectively. The
Company incurred losses of approximately $835,000 during the year ended December 31, 2000, and gains of approximately $615,000 and $0 during the years ended December 31, 1999 and 1998, respectively.

5. Olefins Terminal Corporation

   Olefins Terminal Corporation (OTC) is a polymer grade propylene export facility in Bayport, Texas. OTC is 50% owned by JLM and is accounted for on the equity method. For the years ended December 31, 2000, 1999 and 1998, OTC had net losses of approximately $2,422,331, $1,891,000 and $2,261,000, respectively. During 1997, the Company's investment in OTC was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC and does not intend to make further investments, the Company will not record additional losses on its investment until future operating income from OTC surpasses the cumulative unrecorded operating losses or until any contingent payment obligations are required. As of December 31, 2000, the Company had cumulative unrecorded operating losses from OTC of approximately $3,244,000.

   JLM provides OTC with financial and management services for a fee of approximately $16,000 per month. JLM recorded management fees of approximately $196,000 for each of the years ended December 31, 2000, 1999 and 1998.

   The following summarizes the assets, liabilities and stockholders' equity of OTC at December 31:


                                                            2000        1999
                                                         ----------  ----------
Assets
  Current............................................... $  720,340  $1,047,641
  Noncurrent............................................  3,412,874   5,477,867
                                                         ----------  ----------
Total assets............................................ $4,133,214  $6,525,508
                                                         ==========  ==========
Liabilities and Stockholders' Deficiency
  Current liabilities................................... $  506,422  $  476,385
  Noncurrent liabilities................................  7,300,000   7,300,000
  Stockholders' deficiency.............................. (3,673,208) (1,250,877)
                                                         ----------  ----------
Total liabilities and stockholders deficiency........... $4,133,214  $6,525,508
                                                         ==========  ==========

6. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following at December
31:

                                                            2000        1999
                                                         ----------- -----------
Accounts payable........................................ $64,398,555 $44,589,833
Accrued expenses........................................  12,586,072  18,048,359
                                                         ----------- -----------
                                                         $76,984,627 $62,638,192
                                                         =========== ===========

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

7. Long-term Debt

   Long-term debt consists of the following at December 31:

                                                         2000         1999
                                                      -----------  -----------
Notes payable to shareholders due in June 2002.
 Interest is Payable monthly at 10.0%, per annum. ..  $ 1,250,000  $ 1,250,000
Mortgage payable due in equal monthly installments
 through June 2004. Interest is payable monthly at
 9.59%, per annum...................................    1,316,124    1,413,018
Secured loan payable due in 2006. Interest is
 payable monthly at rates between 8%--9.68%, per
 annum..............................................          --     1,337,095
Acquisition line of credit payable due in November
 2004. Interest is payable monthly at prime rate
 plus 1.75%, The prime rate was 9.5% and 5.25%,
 respectively.......................................    9,787,763   14,500,000
Secured loans payable due May 19, 2005. Interest is
 Monthly at 14.4%, per annum................               88,624          --
Promissory note to a corporation. Interest rate is
 8%. Annual installments of $18,750 plus Interest
 are due December 6, 2001 and December 6, 2002......       37,500          --
Note payable due in semi-annual installments through
 November 2000 with a balloon payment due May 2001.
 Interest is payable semi-annually at LIBOR plus one
 point for all payments except for the last one
 which the rate is LIBOR plus three points. LIBOR
 was 5.04% and 5.75%, respectively. ................    1,800,000    1,800,000
Note payable due in semi-annual installments through
 March 2002. The note is non-interest bearing.
 Interest has been Imputed at the Company's weighted
 average borrowing rate of 7.37%....................      899,388    1,248,272
Secured loans payable due in November 2002. Interest
 is payable monthly at prime plus 1.25%. The prime
 rate was 9.5% and 7.25%, respectively..............    6,045,000    5,995,208
Capital lease obligations due in equal monthly
 installments through August 2003. Interest is
 payable monthly at rates between 4.83%--16.99%.....      189,427      232,729
    Total...........................................   21,413,826   27,776,322
                                                      -----------  -----------
    Less current portion............................   (7,257,975)  (2,904,166)
                                                      -----------  -----------
    Long-term portion-term portion..................  $14,155,851  $24,872,156
                                                      ===========  ===========

Long-term debt becoming due during subsequent fiscal years ending on December 31 is approximately as follows:

      2001........................................................... $  7,257,975
      2002...........................................................    8,074,406
      2003...........................................................      155,439
      2004...........................................................    5,926,006
                                                                      ------------
                                                                      $ 21,413,826
                                                                      ============

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

7. Long-term Debt--Continued

   The long-term debt is secured by substantially all of JLM's property and equipment.

   The loans payable are collateralized by substantially all of JLM's inventory and accounts receivable. As of December 31, 2000, JLM had a total of approximately $51,500,000 of credit facilities available with various financial institutions of which approximately $18,400,000 was unused. Additionally, as of December 31, 2000 and 1999, JLM had guaranteed vendor letters of credit of approximately $33,100,000 and $22,638,000, respectively. Certain provisions of the loans payable to restrict the Company's ability to pay dividends.

   In November 1999, the Company entered into the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts ("Citizens") (f/k/a State Street Bank and Trust) (the "Credit Agreement") which restructured its unsecured $30 million acquisition line of credit, replacing it with a $34.5 million line of credit. Under the terms of the restructuring, $14.5 million is a five year secured term loan which will expire on November 1, 2004 and the remaining $20.0 million, which will be used to fund working capital needs, has terms that will expire on November 1, 2001.

   The Credit Agreement contains certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and leverage ratio required under the Amended and Restated Credit Agreement during the first and second quarters of 2000. In a letter dated August 11, 2000, Citizens agreed to waive compliance with such covenants up to and including September 30, 2000.

   In the third quarter of 2000, the Company gave notice to Citizens that it would not meet financial covenants contained in the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. The First Amendment also contained provisions that provided for the following:

  .  Payment of an amendment fee in the amount of $300,000.

  . Granting to Citizens of a first mortgage lien encumbering the Blue Island Plant.

  . Restrictions on the renewal of certain existing letters of credit outstanding as of the date of signing the First Amendment.

  . A prohibition against issuance of new letters of credit after the signing date of the First Amendment.

  . A prohibition against purchasing the Company's common stock from public stockholders or otherwise.

  . Mandatory prepayment of the term loan by no later than June 15, 2001 to an amount outstanding not to exceed $5.3 million.

  . Repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL by no later than June 15, 2001.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

7. Long-term Debt--Continued

  . A reduction in the maximum amount available under the revolving credit commitment to $12.5 million.

  . Repayment of the revolving credit commitment by no later than June 15, 2001.

  . Repayment of all remaining obligations, including the term debt, by no later than October 1, 2001.

  . Issuance of a warrant to Citizens to purchase 250,000 of the Company's common stock at an exercise price equal to the market price on the date of issuance of the warrant. The First Amendment further provides that the number of shares subject to purchase shall be reduced to 125,000 shares if all obligations under the Credit Agreement are paid in full by October 1, 2001, and no event of default has occurred.

  . Elimination of the Eurodollar Loan option under the Credit Agreement and an increase in the rate of interest to a variable rate per annum equal to the Prime rate plus three (3%) percent.

  . Elimination of the financial covenants requiring minimum quarterly and annual levels of Consolidated Net Income.

  .  Elimination of the current ratio covenant.

  .  Elimination of the leverage ratio covenant.

  .  A decrease in the Debt Service Coverage Ratio.

  . Introduction of a new covenant requiring a minimum level of EBITDA in the amount of $1.0 million per quarter.

  . Introduction of a new covenant requiring Minimum Consolidated Net Worth of $27.0 million.

  .  Additional financial reporting requirements.

   The First Amendment contains customary events of default and conditions to effectiveness.

 Refinancing Commitments

   The Company has received financing commitments sufficient to meet the obligations to refinance the Company's credit facilities within the timelines established under the First Amendment. The Company has received the following financing commitments:

  . On April 17, 2001, the Company entered into a commitment with Congress Financial Corporation, a division of First Union Bank, to provide a secured, revolving credit facility up to a maximum amount of $20.0 million. The proceeds of this facility will be used to refinance the revolving credit commitments pursuant to the First Amendment.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

7. Long-term Debt--Continued

  . On April 11, 2001, Phoenix Enterprises LLC entered into a commitment to purchase or cause its designees to purchase $2.5 million of the Company's common stock at a price of $1.15 per share by no later than June 15, 2001. The proceeds from the sale will be utilized for the prepayment of the term debt facility required under the First Amendment.

  . On February 9, 2001, the Company entered into a commitment with SouthTrust Bank to provide $1.9 million in financing for repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL.

   Each of the financing commitments is subject to definitive documentation which will include customary terms and closing conditions. Although the Company expects to close within the timeframes prescribed in the First Amendment, there can be no assurance that such financings will close or will close within required deadlines.

8. Related Party Transactions

   The Company has a balance receivable of approximately $1,369,000, net of a $905,148 loan payable, owed by the majority stockholder at December 31, 2000. These items are included with other assets in the accompanying consolidated balance sheet.

9. Income Taxes

   The significant components of the deferred tax assets and liabilities were as follows at December 31:

                                                         2000         1999
                                                      -----------  -----------
Deferred tax assets:
  Foreign intangible assets.......................... $   202,552  $   318,318
  Foreign reserves...................................         --       304,351
  Foreign net operating loss and other
   carryforwards.....................................   2,449,019    1,415,328
Tax loss carryforwards...............................   3,865,887      478,682
  Minimum tax credit carryforward....................   1,052,991      400,000
  Write down of asset to fair market value...........     584,100          --
  Other..............................................     418,905      190,551
                                                      -----------  -----------
                                                        8,573,454    3,107,230
  Valuation allowance................................  (2,651,571)  (2,037,997)
                                                      -----------  -----------
    Total deferred tax assets........................   5,921,883    1,069,233
                                                      -----------  -----------
Deferred tax liabilities:
  Property...........................................  (5,974,385)  (5,959,904)
  Nonconsolidated investments........................    (589,534)    (521,561)
  Foreign prepaid expenses...........................    (643,758)    (669,085)
  Foreign reserves and other.........................  (1,319,192)  (1,319,192)
  Other..............................................     (23,113)         --
                                                      -----------  -----------
    Total deferred tax liabilities...................  (8,549,982)  (8,469,742)
                                                      -----------  -----------
    Net deferred tax liability....................... $(2,628,099) $(7,400,509)
                                                      ===========  ===========

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

9. Income Taxes--Continued

   The current year net deferred tax liability resulted from the impact of taxes payable in foreign tax jurisdictions and the receipt of an overpayment of a refund from the Internal Revenue Service.

   The valuation allowance for deferred tax assets as of December 31, 2000 was $2,651,571, which serves to offset the potential tax benefits to be derived from net operating losses ("NOL's) in foreign tax jurisdictions. The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $613,574.

   Current and deferred income tax provision (benefit) consisted of the following at December 31:

                                              2000         1999         1998
                                           -----------  -----------  ----------
Current
  Federal................................. $  (233,351) $(4,502,282) $2,820,534
  State and local.........................     (12,280)     (26,385)    561,776
  Foreign.................................   1,013,280      452,921     192,780
                                           -----------  -----------  ----------
    Total Current.........................     767,649   (4,075,746)  3,575,090
Deferred..................................  (4,772,410)   2,453,880     816,240
                                           -----------  -----------  ----------
Total income tax (benefit) provision...... $(4,004,761) $(1,621,866) $4,391,330
                                           ===========  ===========  ==========

   The income tax provision reflected above includes the income tax (benefit) expense associated with discontinued operations.

   At December 31, 2000 and 1999, there were Venezuelan NOLs of approximately $2,250,000 and $1,960,000, respectively, available to offset future foreign taxable income. These net operating losses expire in various years after 2001. At December 31, 2000 and 1999, there were Holland NOLs of approximately $4,800,000 and $2,140,000, respectively, that may be carried forward indefinitely.

   JLM's effective tax rate differs as follows from the statutory federal income tax rate of 34% for the fiscal years ended December 31:

                                                        2000     1999    1998
                                                       ------   ------   -----
Statutory federal income tax rate....................  (34.00)% (34.00)% 34.00%
State and local income taxes, net of federal income
 tax bit.............................................   (3.55)   (4.45)   3.44
Difference arising from transactions with, and profit
 and
 loss of, foreign subsidiaries not deductible or
 includible for U.S. tax purposes....................    1.85     7.93    9.64
Other................................................    3.14    (0.90)   0.46
                                                       ------   ------   -----
Effective income tax rate............................  (32.56)% (31.42)% 47.54%
                                                       ======   ======   =====

   The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings of approximately $6,200,000. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

10. Treasury Stock

   Effective January 1, 2000, 1999 and 1998 the Company purchased 5,040, 6,090 and 3,290 shares, respectively, of common stock from certain officers of the Company valued at approximately $17,000, $30,500 and $72,000. The Company entered into the transactions in order to assume certain tax liabilities related to the vested portion of restricted stock received by the officers.

   On October 16, 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to ['500,000 shares of its common stock. On September 6, 2000, the Company's Board of Directors approved another Stock Purchase Program whereby the Company was authorized to purchase up to 100,000 shares of its common stock. During 2000, 1999 and 1998, the Company purchased approximately 92,000, 149,000 and 330,000 shares of its common stock for approximately $238,000, $713,000 and $1,818,000, respectively, under the Programs.

11. Commitments and Contingencies

   JLM is obligated under operating leases with remaining non-cancelable terms of a year or more for office equipment, storage facilities and automobiles. The approximate minimum annual rentals under these leases at December 31, 2000, are as follows:

   2001............................................................. $2,083,000
   2002.............................................................  1,674,000
   2003.............................................................  1,146,000
   2004.............................................................    683,000
   2005 and thereafter..............................................    448,000
                                                                     ----------
   Total minimum lease payments..................................... $6,034,000
                                                                     ==========

   Total rental expenses for all operating leases approximated $2,682,000, $1,914,000 and $1,588,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   JLM is subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. JLM has engaged environmental counsel for four of their facilities: the JLM Chemicals, Blue Island, Illinois facility; the JLM Terminals facility; and the JLM Real Estate property. Regarding the JLM Chemicals facility, JLM believes that the low levels of various organic compounds detected in the soil and groundwater at the facility are the result of historical use of the facility prior to the acquisition by JLM and/or migration from neighboring facilities. JLM also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk) and the fact that the site is pending removal from the federal list of contaminated sites. Regarding the JLM Terminals, Inc. facility and the JLM Realty property, JLM believes that ultimate liability for remediation of soil and groundwater contamination rests with the previous owner of the facility and/or a neighboring facility.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

11. Commitments and Contingencies--Conmtinued

   In 1998, the Company assumed from the previous owner of both the JLM Terminals facility and the JLM Real Estate property, the implementation of state approved Remedial Action Plans ("RAPs") to address onsite petroleum contamination at the sites. Compliance with the RAPs does not foreseeably require any capital expenditures and the Company believes that the owners of the neighboring properties may bear a significant portion of the responsibility or any additional remediation. JLM does not believe that a material amount of funds will be required to complete remediation at either site. Accordingly, the Company has not accrued any amounts related to the remediation.

   On May 26, 1999, the Company entered into an Option Agreement (the "Option"), for $1,100,000, to acquire 85% of the outstanding common shares of GZ Holdings Inc. at a purchase price of $15,000,000. The Option was originally scheduled to expire March 31, 2000. The Company had not exercised its option as of December 31, 1999. In March 2000, the parties extended the option expiration date to March 31, 2001 and amended the purchase price to $20,000,000. The Company elected not to exercise this option and has written off the $1,100,000 in the fourth quarter of 2000.

   During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4,160,000 as a prepayment towards future purchases by the third party. Volume commitments by the third party were 18 million pounds in 1999, 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and is being applied against purchases over the agreement term. Sales exceeding the yearly volume under the contract will be sold at market price. Additionally, the third party, over the agreement term, has an option to increase the volume up to 45 million pounds in 2002 for an additional prepayment of $1,700,000 by December 31, 2001. In March 2000, the parties amended the agreement, which revised the formula based price. In return, the Company received an additional $1,000,000 from the third party.

12. Profit-Sharing Plan

   The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company's contribution rate is determined annually at the beginning of each plan year. In 1999 and 1998 the Company matched 100% of the contribution of eligible employees, up to a maximum amount of 6% of the employees' compensation. In 2000, there was no Company contribution for non-union employees, but the Company made matching contribution of 100% of the amount contributed by union employees up to a maximum amount of 6% of the employees' compensation in accordance with their collective bargaining agreement. The costs for this plan were approximately $81,000, $376,000 and $395,000 in 2000, 1999 and 1998, respectively.

13. Acquisitions

   In September 1999, JLM acquired Colours and Industrial Chemicals Division of ICI South Africa and the majority shareholdings in ICI South Africa Mozambique Limitada (collectively "ICI") for $5.4 million, which was accounted for under the purchase method of accounting. ICI is a distributor of bulk and packaged organic and inorganic industrial chemicals. Operating with approximately 60 employees from offices in Durban, Johannesburg, Capetown and Port Elizabeth in South Africa and Maputo, Mozambique, the business markets a broad range of surface coatings, textiles, chemical manufacturing, refractory and rigid packaging. Operating results of ICI for the four months ended December 31, 1999, are included in the accompanying consolidated statement of operations. The excess purchase price of $451,000 was recorded as goodwill and is being amortized over 20 years.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

13. Acquisitions--Continued

   In November 1999, JLM acquired Sofecia USA ("Sofecia"), a wholly owned and unincorporated operating division of Societe Financiere d'Entreposage et de Commerce International de l'Alcool, S.A., for $2,300,000, which was accounted for under the purchase method of accounting. The original terms of the agreement called for additional annual payments equal to the greater of $50,000 or 25% of a defined net profit amount paid over a five year period beginning in 2000. In 2000 and 1999, the excess purchase price of $285,000 and $280,000, respectively, were capitalized to goodwill and are being amortized over 20 years. Sofecia is a manufacturer and distributor of various formulations of ethyl alcohol for industrial use and of grain neutral spirits for beverage use in the United States. Operating results of Sofecia for the two months ended December 31, 1999 are included in the accompanying consolidated statement of operations.

   The fair value of the assets acquired and liabilities assumed recorded in conjunction with the above purchase transactions are presented below:

                                                  ICI       Sofecia     Total
                                               ----------  ---------- ----------
Accounts receivable........................... $4,189,436  $  969,042 $5,158,478
Inventory.....................................  3,101,290   1,025,690  4,126,980
Prepaid expenses..............................     24,316         --      24,316
Other assets..................................    254,005         --     254,005
Property and equipment........................    291,300      36,969    328,269
Goodwill......................................    451,460     284,985    736,445
Accounts payable and accrued expenses......... (2,917,605)        --  (2,917,605)
                                               ----------  ---------- ----------
  Fair value of assets acquired, net of
   Liabilities assumed........................ $5,394,202  $2,316,686 $7,710,888
                                               ==========  ========== ==========

   The proforma effects of the 1999 acquisitions on the 1998 and 1999 operating results of the Company were insignificant.

   Effective April 1, 1998, the Company completed the purchase of all of the assets of Browning for $9.5 million. The purchase price consisted of an initial payment of $7.5 million cash and a $2 million non-interest bearing promissory note to be paid in equal installments over four years (see Note 7). Browning was founded in 1948, and is a major marketer of inorganic chemicals, with a diversified product range serving both industrial and food processing markets throughout the United States.

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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

13. Acquisitions

   The purchase price of the Tolson Group was determined based on a closing valuation date of March 31, 1998, less excluded receivables as defined in the Share Purchase Agreement and the execution of a $2.9 million promissory note that accrues interest at the LIBOR rate plus 1%. The promissory note is payable in five semi-annual installments of $350,000 with a lump-sum payment of $1.1 million due in May 2001 (see Note 7). Based on the combined negative shareholders' equity of the Tolson Group as of March 31, 1998, Tolson Holding. B.V. contributed approximately $7.4 million to bring the combined negative equity of the Tolson Group to zero. The Company is currently a plaintiff in a litigation matter against Tolson for alleged misrepresentations made in connection with the terms of the purchase agreement. Accordingly, the Company did not make any payments to Tolson under the note during 2000.

   The purchase of the Tolson Group excluded certain receivables, as defined in the Share Purchase Agreement. For such excluded receivables, JLM will collect such receivables on a best efforts basis and JLM will receive a commission, as defined in the Share Purchase Agreement, for actual collections made. In 2000 and 1999, goodwill was reduced by approximately $214,000 and $341,000 to reflect the reversal of a valuation allowance on a deferred tax asset which was realized in 2000 and 1999.

   On July 3, 1998, the Company acquired 50.1%, of the outstanding common stock of Inquinosa, a Spanish company. The purchase price for Inquinosa was $450,000 plus an estimated $1.35 million to be funded through a three-year earn-out period based on a formula as defined in the agreement. The 2000 and 1999 payment was approximately $453,000 and $689,000, respectively. The effective date of the acquisition was July 1, 1998. Inquinosa is a worldwide marketer of the pesticide lindane. Lindane is a preferred seed-treating pesticide that prevents insect damage during the critical pre-germination stage for wheat, other grains and canola.

   All of the above acquisitions were accounted for under the purchase method of accounting.

   The fair value of the assets acquired and liabilities assumed recorded in conjunction with the 1998 purchase transactions are presented below:

                                 Tolson      Browning   Inquinosa      Total
                               -----------  ----------  ----------  -----------
Accounts receivable..........  $28,567,623  $4,164,426  $1,476,581  $34,208,630
Inventories..................    2,728,339   1,928,027     390,653    5,047,019
Prepaid and other current
 assets......................        4,379      14,026     150,665      169,070
Property and equipment.......      348,313      57,440         --       405,753
Goodwill and other intangible
 assets:
 Distribution rights (15 year
  useful life)...............          --          --      450,000      450,000
 Tax credit carryforward (19
  year useful life)..........    1,574,163         --          --     1,574,163
 Customer lists (15 year
  useful life)...............    2,690,367   1,470,000         --     4,160,367
 Employee contracts (3 year
  useful life)...............          --      194,492         --       194,492
 Non-compete agreements (3
  year useful life)..........          --      183,439         --       183,439
 Goodwill (40 year useful
  life)......................    2,046,752   4,154,802         --     6,201,554
Other long-term assets.......          --       20,430      21,779       42,209
Accounts payable and accrued
 expenses....................  (31,598,387) (2,858,135) (1,734,948) (36,191,470)
Long-term debt incurred......   (2,889,730) (9,205,297)        --   (12,095,027)
Other long-term liabilities..          --          --     (304,730)    (304,730)
                               -----------  ----------  ----------  -----------
 Fair value of assets
  acquired, net of
  liabilities assumed........  $ 3,471,819  $  123,650  $  450,000  $ 4,045,469
                               ===========  ==========  ==========  ===========

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

13. Acquisitions--Continued

   The pro forma income before extraordinary item and discontinued operations and pro forma net income for 1998 include adjustments for the amortization of goodwill and other intangibles of approximately and $750,000, and approximately $600,000 of interest expense that relate to the above acquisitions.

   The following unaudited pro forma consolidated financial information for the Company gives effect to the above acquisitions as if they had occurred on January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

                                                                      1998
                                                                  ------------
      Revenues................................................... $357,966,000
      Income before extraordinary item and Discontinued
       operations................................................    7,603,497
      Net Income.................................................    7,603,497
      Basic income per share.....................................         1.14
      Basic shares outstanding...................................    6,678,317

   The pro forma basic income per share data also reflects the historical weighted average number of shares outstanding adjusted to include the following items as if they had occurred at the beginning of each period presented 1) 2,156,000 shares issued during the Company's initial public offering, 2) the 190,000 shares purchased by the Underwriters of the Company's initial public offering to cover over-allotments, 3) 3,415 shares purchased by employees of the Company under the Company's employee stock purchase plan and 4) 420,909 treasury shares repurchased by the Company under the Company's Stock Repurchase Plan and from a shareholder (see Note 10).

14. Stock-Based Compensation

   The Company has a long-term incentive plan ("LTIP") whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

   On July 23, 1997, the Company granted 411,500 options under the LTIP at an exercise price of $10 per share. During 2000, 1999 and 1998, the Company granted additional options of 104,000, 100,000 and 6,000 with an exercise price ranging from $3.00-$3.30, $5.00-$5.50, and $10.50-$11.00, respectively. Of these options, 399,300 shares, reduced by employee turnover, were still outstanding at December 31, 2000. The average market price of the Company's common stock was less than the exercise price of the options throughout 2000.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

14. Stock-Based Compensation--Continued

   The following table illustrates information concerning the options issued under the Company's Long-Term Incentive Plan for the years ended December 31,

                                                          2000    1999    1998
                                                         ------- ------- -------
     Options granted.................................... 104,000 100,000   6,000
     Options vested.....................................     --  116,713 129,399
     Options exercised..................................     --      --      --
     Options cancelled.................................. 148,532  26,333  43,935
     Options expired....................................     --      --      --

   The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of (loss) income. Had compensation cost for the options been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998, consistent with the provisions of SFAS No. 123, JLM's net (loss) income and (loss) income per share for the years ended December 31, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

                                              2000         1999         1998
                                           -----------  -----------  ----------
     As reported:
      Net (loss) income..................  ($8,296,407) ($3,540,820) $4,881,677
      Basic net (loss) income per share..        (1.26)       (0.53)       0.70
      Diluted net (loss) income per
       share.............................        (1.26)       (0.53)       0.70
     Proforma:
      Net (loss) income..................   (8,489,559)  (3,942,123)  3,959,370
      Basic net (loss) income per share..        (1.29)       (0.59)       0.56
      Diluted net (loss) income per
       share.............................        (1.29)       (0.59)       0.56

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: expected volatility of 54.0%, 65.4% and 67.0%; risk-free interest rate of 6.39%, 6.34% and 4.69%; and expected lives of 3.5 years, 10 years and 10 years.

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

15. Employee Stock Purchase Plan

   On July 2, 1997, the Company approved an employee stock purchase plan (the "Purchase Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the Purchase Plan. Under the Purchase Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Purchase Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During 2000, 1999, and 1998, employees of the Company purchased 26,020, 590 and 1,960 shares, respectively, of the Company's common stock under the Purchase Plan, yielding proceeds to the Company of $68,872, $2,553 and $21,058, respectively.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

16. Segment Reporting

   JLM's business consists of a marketing and a manufacturing segment. JLM's marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals.

   The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the years ended December 31:

                                           2000          1999          1998
Industry Segment                       ------------  ------------  ------------
Revenues:
 Marketing............................ $410,524,343  $313,442,329  $275,653,516
 Manufacturing........................   23,933,582    19,255,504    30,081,798
                                       ------------  ------------  ------------
                                       $434,457,925  $332,697,833  $305,735,314
                                       ============  ============  ============
Operating (Loss) Income:
 Marketing............................ $  2,910,368  $  2,026,219  $  1,470,178
 Manufacturing........................   (2,116,152)   (2,847,746)   11,902,754
 Corporate............................   (4,375,195)   (2,370,660)  ( 2,311,022)
                                       ------------  ------------  ------------
                                       $(3,580,979)  $ (3,192,187) $ 11,061,910
                                       ============  ============  ============
Capital Expenditures:
 Marketing............................ $  1,036,037  $    921,754  $    669,768
 Manufacturing........................      512,376     1,276,817       368,165
 Corporate............................          --          5,000        64,259
                                       ------------  ------------  ------------
                                         $1,548,413  $  2,203,571  $  1,102,192
                                       ============  ============  ============
Depreciation and Amortization:
 Marketing............................ $  1,987,325  $  1,945,414  $  1,458,007
 Manufacturing........................    1,760,127     1,703,281     1,691,783
 Corporate............................      145,690       396,931       521,662
                                       ------------  ------------  ------------
                                       $  3,893,142  $  4,045,626  $  3,671,452
                                       ============  ============  ============
Identifiable Assets:
 Marketing............................ $121,471,177  $102,198,980  $ 66,471,762
 Manufacturing........................    2,466,907    24,174,644    26,437,814
 Corporate............................   12,441,832    13,109,160     9,816,520
                                       ------------  ------------  ------------
                                       $136,379,916  $139,482,784  $102,726,096
                                       ============  ============  ============

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

16. Segment Reporting--Continued

                                           2000          1999          1998
Geographic Location                    ------------  ------------  ------------
Revenues:
 United States........................ $150,699,157  $137,870,521  $187,075,834
 Venezuela............................    1,673,624     6,779,238     8,606,942
 Holland..............................  131,611,851    93,714,583    52,530,545
 Singapore............................  111,568,490    73,212,683    46,992,874
 South Africa.........................   23,392,630     7,338,330           --
 Other nations........................   15,512,173    13,782,478    10,529,119
                                       ------------  ------------  ------------
                                       $434,457,925  $332,697,833  $305,735,314
                                       ============  ============  ============
Operating (Loss) Income:
 United States........................ $ (2,169,502) $ (4,656,413) $ 13,142,088
 Venezuela............................     (537,510)     (360,738)     (818,268)
 Holland..............................      672,770     1,695,458      (655,637)
 Singapore............................    1,414,023     1,403,464       454,072
 South Africa.........................       93,861      (148,553)          --
 Other nations........................    1,320,574     1,245,255     1,250,677
 Corporate............................   (4,375,195)   (2,370,660)   (2,311,022)
                                       ------------  ------------  ------------
                                       $(3,580,979)  $ (3,192,187) $ 11,061,910
                                       ============  ============  ============
Identifiable Assets:
 United States........................ $ 68,752,786  $ 81,950,564  $ 73,625,649
 Venezuela............................    5,659,945     3,862,645       469,690
 Holland..............................   17,041,868    23,931,789    15,759,658
 Singapore............................   28,715,830    13,438,680     7,510,211
 South Africa.........................    9,256,293     8,952,621           --
 Other nations........................    6,953,194     7,346,485     5,360,888
                                       ------------  ------------  ------------
                                       $136,379,916  $139,482,784  $102,726,096
                                       ============  ============  ============

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

17. Recent Developments

   On November 22, 2000, the Company received notice from the Nasdaq National Market that its common stock had failed to maintain a minimum market value of public float of $5,000,000 over the previous 30 consecutive trading days as required by Nasdaq Marketplace Rule 4450(a)(2). Nasdaq Staff notified the Company that its common stock would be subject to delisting from the Nasdaq National Market unless the market value of public float was at least $5,000,000 for a minimum of ten consecutive trading days in the 90 days prior to February 20, 2001.

   The Company requested a hearing, which was held on March 30, 2001, before a Nasdaq Listing Qualifications Panel (the "Panel") to determine compliance with the ongoing maintenance standards for the Nasdaq National Market. The Company has not yet received the determination of the Panel. If the Company is unsuccessful in its attempt to retain its listing on the Nasdaq National Market System, it will either apply to list its common stock on the Nasdaq SmallCap Market or its common stock will be available for quotation on the NASD-regulated OTC Bulletin Board.

18. Quarterly Financial Data (Unaudited)

                                           Quarter Ended
                         -----------------------------------------------------
                           Mar 31        Jun 30       Sept 30        Dec 31
                         -----------  ------------  ------------  ------------
Fiscal 2000
  Revenues.............. $87,406,578  $110,943,829  $117,918,095  $118,189,423
  Gross profit..........   3,523,442     5,480,363     5,881,874  $  6,784,086
  Net loss..............  (1,492,100)     (869,299)     (848,666) $ (5,086,342)
  Net loss per share-
   basic................ $     (0.23) $      (0.13) $      (0.13) $      (0.77)
  Net loss per share-
   diluted.............. $     (0.23) $      (0.14) $      (0.13) $      (0.77)

                             Mar 31        Jun 30      Sept 30       Dec 31
                           -----------  ------------ ------------ ------------
Fiscal 1999
  Revenues................ $65,837,540   $82,114,998  $84,052,181 $100,693,114
  Gross profit............   5,272,653     6,362,985    6,377,921    3,426,320
  Net (loss) income.......    (856,634)      376,861      458,196   (3,519,243)
  Net (loss) income per
   share-basic............ $     (0.13) $       0.06 $       0.07 $      (1.26)
  Net (loss) income per
   share-diluted.......... $     (0.13) $       0.06 $       0.07 $      (1.26)

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

                                                                      Balance at
                              Balance at     Charged to                 End of
                           Beginning of Year  Expenses  Deductions       Year
                           ----------------- ---------- ----------    ----------
Year ended December 31,
 2000
  Accumulated amortization
   (1)....................    $2,790,542     $  923,017       --      $3,713,559
  Allowance for doubtful
   accounts...............     1,105,149        263,048 1,080,443(2)     287,754

Year ended December 31,
 1999
  Accumulated amortization
   (1)....................     1,784,476      1,006,066       --       2,790,542
  Allowance for doubtful
   accounts...............       818,901        286,248       --       1,105,149

Year ended December 31,
 1998
  Accumulated amortization
   (1)....................       947,366        837,110       --       1,784,476
  Allowance for doubtful
   accounts...............       547,999        270,902       --         818,901

--------
(1) Represents the accumulated amortization of goodwill, deferred acquisition costs, license fees, certain development costs and advances on non-competition agreements.
(2) Represents transfer of Venezuela's net assets (See Note 4)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

   1. Financial Statements: Consolidated Financial Statements, Notes to Consolidated Financial Statements and report thereon of Deloitte & Touche LLP are found in Item 8 "Consolidated Financial Statements and Supplemental Data" herein.

   2. Financial Statement Schedules: The following Consolidated Financial Statement Schedule and reports are included herein:

     Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

   For the Independent Auditors' Report on the Consolidated Financial Statements and Consolidated Financial Statement Schedule, see index at the beginning of Item 8, "Consolidated Financial Statements and Supplemental Data."

   All other schedules are not submitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

   3.Exhibits: See Item 14(c) below.

   (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the fourth quarter 2000.

   (c) Exhibits Filed Herewith:

  3.1   Articles of Incorporation, as amended (1)
  3.2   Form of Amended and Restated Articles of Incorporation (1)
  3.3   Bylaws (1)
  3.4   Form of Amended and Restated Bylaws (1)
  4.0   Form of Common Stock Certificate (1)
 10.1   Authorized Distributor Agreement between GE Petrochemicals, Inc. and
        JLM Marketing, Inc. for Styrene (1)
 10.2** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd.
        and JLM Marketing, Inc. for N-Propanol (1)
 10.3** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd.
        and JLM Marketing, Inc. for Acetone (1)
 10.4** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd.
        and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)
 10.5** Acetone Sales Agreement between Mt. Vernon Phenol Plant Partnership,
        JLM Marketing, Inc. and JLM Industries, Inc. (1)
 10.6   Asset Purchase Agreement by and among BTL Specialty Resins Corp. and
        JLM Chemicals, Inc. providing for the acquisition of the Blue Island
        (Illinois) Phenol Plant, as amended (1)
 10.7 Propane/Propylene Agreement between Clark Oil & Refining Corporation and BTL Specialty Resins Corp. (1)
 10.8   Q-Max Process License Agreement between BTL Specialty Resins Corp. and
        UOP (1)
 10.9   Credit Agreement among JLM Chemicals, Inc., The CITGroup/Equipment
        Financing, Inc. and The CIT Group/Business Credit, Inc., as amended (1)

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

       Name                                                       Date Signed
       ----                                                     ----------------
       John L. Macdonald.......................................  January 7, 1999
       Thaddeus J. Lelek....................................... January 11, 1999
       Wilfred J. Kimball......................................  January 7, 1999
       Frank A. Musto..........................................  January 7, 1999
       John T. White........................................... January 11, 1999
       Michael J. Molina.......................................  January 7, 1999
       Linda Sato..............................................  January 7, 1999
       Sean D. Macdonald.......................................  January 7, 1999
       Roger C. Kahn........................................... January 24, 1999
       Jerry L. Weinstein...................................... January 20, 1999
       Walter M. Tarpley....................................... January 13, 1999

       Employment agreement between JLM Industries, Inc. and Walter M. Tarpley
 10.40 dated (2)
 10.41 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December
       31, 1997. (3)
 10.42 Purchase agreement with ICI South Africa Limited. (4)
 10.43 Purchase agreement with Societe Financiere d'Entreposage et de Commerce
       International de l'Alcool, S.A. (4)
       Employment agreement between JLM Industries, Inc. and Michael E. Hayes
 10.44 dated October 1, 2000.
 10.45 First Amendment to Amended and Restated Credit Agreement dated April 16,
       2001 by and between Citizens Bank of Massachusetts and JLM Industries,
       Inc., JLM Terminals, Inc., JLM International, Inc. JLM Chemicals, Inc.,
       Browning Chemical Corporation, JLM Realty, Inc., Mac Aviation, JLM
       (IND.), Inc., JLM Illinois Marketing Services, Illinois International
       Services, Inc. and JLM Export Company.
 21.1  List of Subsidiaries of the Company.
 23.1 Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

--------
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-27843) filed with the SEC on July 21, 1997.
(2) Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, dated May 14, 1999.
(3) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K/A, dated June 23, 1999.
(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, dated March 30, 2000.

** Confidential treatment has been requested with respect to portions of this Exhibit.

  (d) Financial Statement Schedules: See Item 14(a) above.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JLM Industries, Inc.
Date: April 17, 2001

                                                   /s/ John L. Macdonald
                                          By: _________________________________
                                                     John L. Macdonald
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature            Title                                      Date
           ---------            -----                                      ----


     s/ John L. Macdonald       President, Chief Executive Officer and     April 17, 2001
_______________________________   Director (Principal Executive Officer)
       John L. Macdonald

      s/ Michael E. Hayes       Chief Financial Officer and Vice President April 17, 2001
_______________________________   (Principal Financial Officer
       Michael E. Hayes           and Principal Accounting Officer)

     s/ Walter M. Tarpley       Vice President and Director                April 17, 2001
_______________________________
       Walter M. Tarpley

     s/ Sean D. Macdonald       Vice President and Director                April 17, 2001
_______________________________
       Sean D. Macdonald

    s/ Jerry L. Weinstein       Director                                   April 17, 2001
_______________________________
      Jerry L. Weinstein

      s/ Charles Neivert        Director                                   April 17, 2001
_______________________________
        Charles Neivert

     s/ Vincent J. Naimoli      Director                                   April 17, 2001
_______________________________
      Vincent J. Naimoli

                                 EXHIBIT INDEX

  3.1   Articles of Incorporation, as amended (1)
  3.2   Form of Amended and Restated Articles of Incorporation (1)
  3.3   Bylaws (1)
  3.4   Form of Amended and Restated Bylaws (1)
  4.0   Form of Common Stock Certificate (1)
 10.1   Authorized Distributor Agreement between GE Petrochemicals, Inc.
        and JLM Marketing, Inc. for Styrene (1)
 10.2** Memorandum of Agreement between Sasol Chemical Industries (PTY)
        Ltd. and JLM Marketing, Inc. for N-Propanol (1)
 10.3** Memorandum of Agreement between Sasol Chemical Industries (PTY)
        Ltd. and JLM Marketing, Inc. for Acetone (1)
 10.4** Memorandum of Agreement between Sasol Chemical Industries (PTY)
        Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)
 10.5** Acetone Sales Agreement between Mt. Vernon Phenol Plant
        Partnership, JLM Marketing, Inc. and JLM Industries, Inc. (1)
 10.6   Asset Purchase Agreement by and among BTL Specialty Resins Corp.
        and JLM Chemicals, Inc. providing for the acquisition of the Blue
        Island (Illinois) Phenol Plant, as amended (1)
 10.7   Propane/Propylene Agreement between Clark Oil & Refining
        Corporation and BTL Specialty Resins Corp. (1)
 10.8   Q-Max Process License Agreement between BTL Specialty Resins
        Corp. and UOP (1)
 10.9   Credit Agreement among JLM Chemicals, Inc., The
        CITGroup/Equipment Financing, Inc. and The CIT Group/Business
        Credit, Inc., as amended (1)
 10.10  Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)
 10.11  Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)
 10.12  Mortgage, Assignment of Leases and Rents and Security Agreement
        from JLM Chemicals, Inc. to The CIT Group/Equipment Financing,
        Inc., as corrected and modified (1)
 10.13  Partnership Agreement of Mt. Vernon Phenol Plant Partnership (1)
 10.14  Intercreditor Agreement between JLM Marketing, Inc., JLM
        Industries, Inc., JLM Terminals, Inc., JLM International, Olefins
        Marketing, Inc., State Street Bank and Trust Company, Caisse
        Nationale De Credit Agricole and Standard Chartered Bank New York
        Branch (1)
 10.15  Master Promissory Note by JLM International, Inc. and Olefins
        Marketing, Inc. in favor of Caisse Nationale De Credit Agricole
        (1)
 10.16  Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale De
        Credit Agricole, New York Branch (1)
 10.17  Security Agreement between Olefins Marketing, Inc. and Caisse
        Nationale De Credit Agricole, New York Branch (1)
 10.18  Security Agreement between JLM International, Inc. and Caisse
        Nationale De Credit Agricole, New York Branch (1)
 10.19  Amended and Restated Credit Agreement among JLM Industries, Inc.,
        JLM Marketing, Inc., JLM Terminals, Inc., JLM International Inc.,
        Olefins Marketing, Inc., John L. Macdonald and State Street Bank
        and Trust Company, as amended (1)
 10.20  Facility Letter between Standard Chartered Bank and Olefins
        Marketing (1)
 10.21  Security Agreement by Olefins Marketing to Standard Chartered
        Bank (1)

 10.22 Security Agreement by JLM International, Inc. to Standard
       Chartered Bank (1)
 10.23 Continuing Guaranty by JLM International, Inc. and Olefins
       Marketing Corp. in favor of Standard Chartered Bank (1)
 10.24 Facility letter between Generale Bank and JLM Industries (1)
 10.25 Corporate Guarantee by JLM Industries, Inc. to Generale Bank (1)
 10.26 Agreement by and among Union Carbide Corporation, D-S Splitter,
       Inc., JLM Industries, Inc. and Olefins Terminal Corporation (1)
 10.27 Pledge and Security Agreement by JLM Industries, Inc. to Ultramar
       Diamond Shamrock Corporation (1)
 10.28 Management, Operating and Stockholders Agreement of Olefins
       Terminal Corporation between D-S Splitter, Inc., Ultramar Diamond
       Shamrock Corporation, JLM Industries, Inc., Olefins Marketing,
       Inc. and Olefins Terminal Corporation (1)
 10.29 Investment Agreement by and between JLM Industries, Inc. and Tan
       Siew Kiat (1)
 10.30 Agreement for Sale and Purchase of Common Stock between John L.
       Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc. (1)
 10.31 Agreement for Sale and Purchase of Common Stock between John L.
       Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc. (1)
 10.32 Form of Indemnification Agreement for Officers and Directors (1)
 10.33 Form of 1997 Employee Stock Purchase Plan (1)
 10.34 Form of Long Term Incentive Plan (1)
 10.35 Form of Non-employee Directors' Plan (1)
 10.36 Assignment and Assumption Agreement between Ashland Chemical, Inc.
       and JLM Terminals, Inc. (1)
 10.37 Asset Purchase Agreement between Union Oil Company of California and Ashland Chemical, Inc. (1)
 10.39 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended
       December 31, 1997. (1)
 10.39 Final Form of Indemnification Agreements effective as of July 29,
       1997 (except for Walter M. Tarpley whose effective date was January 1, 1999) by and between the following officers and/or
       Directors of JLM Industries, Inc. (1):

      Name                                                        Date Signed
      ----                                                      ----------------
      John L. Macdonald........................................ January 7, 1999
      Thaddeus J. Lelek........................................ January 11, 1999
      Wilfred J. Kimball....................................... January 7, 1999
      Frank A. Musto........................................... January 7, 1999
      John T. White............................................ January 11, 1999
      Michael J. Molina........................................ January 7, 1999
      Linda Sato............................................... January 7, 1999
      Sean D. Macdonald........................................ January 7, 1999
      Roger C. Kahn............................................ January 24, 1999
      Jerry L. Weinstein....................................... January 20, 1999
      Walter M. Tarpley........................................ January 13, 1999

 10.40 Employment agreement between JLM Industries, Inc. and Walter M.
       Tarpley dated (2)
 10.46 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended
       December 31, 1997. (3)
 10.47 Purchase agreement with ICI South Africa Limited. (4)

 10.48 Purchase agreement with Societe Financiere d'Entreposage et de
       Commerce International de l'Alcool, S.A. (4)
 10.49 Employment agreement between JLM Industries, Inc. and Michael E.
       Hayes dated October 1, 2000.
 10.50 First Amendment to Amended and Restated Credit Agreement dated
       April 16, 2001 by and between Citizens Bank of Massachusetts and
       JLM Industries, Inc., JLM Terminals, Inc., JLM International, Inc.
       JLM Chemicals, Inc., Browning Chemical Corporation, JLM Realty,
       Inc., Mac Aviation, JLM (IND.), Inc., JLM Illinois Marketing
       Services, Illinois International Services, Inc. and JLM Export
       Company.
 21.2  List of Subsidiaries of the Company.
 23.2 Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

--------
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-27843) filed with the SEC on July 21, 1997.
(2) Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, dated May 14, 1999.
(3) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K/A, dated June 23, 1999.
(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, dated March 30, 2000.

** Confidential treatment has been requested with respect to portions of this Exhibit.