Form 10-K/A
period 2000-12-31
JLM INDUSTRIES INC
filed 2001-04-30
CIK 1038237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

   The aggregate market value of common stock held by non-affiliates of the registrant at April 10, 2001 was $4,052,785, based upon the last reported sale price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at April 10, 2001 was 6,568,222.

   Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT NO. 1
                           TO THE FORM 10-K FILED BY

                     JLM INDUSTRIES, INC. ON APRIL 17, 2001

   The following items were omitted from the Form 10-K filed by JLM Industries, Inc. on April 17, 2001, and such Form 10-K is hereby amended to include Part III as set forth below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth the names and ages of the Directors, nominees for Directors and executive officers of the Company and the positions they hold with the Company. Executive officers serve at the pleasure of the Board of Directors.

 Directors and Executive                                                       Director
         Officers          Age                    Positions                     Since
 -----------------------   ---                    ---------                    --------
 John L. Macdonald.......   57 President, Chief Executive Officer and Director   1986
 Walter M. Tarpley.......   56 Vice President & Director                         1999
 Michael E. Hayes........   43 Vice President, Chief Financial Officer
 Michael J. Molina.......   48 Vice President, Finance and Asst. Secretary
 Linda L. Sato...........   40 Vice President & Asst. Treasurer
 Sean D. Macdonald.......   30 Vice President & Director                         1999
 Richard T. Dawson.......   55 Vice President, General Counsel and Secretary
 Jerry L. Weinstein......   65 Director                                          1997
 Vincent J. Naimoli......   63 Director                                          2000

   John L. Macdonald. Mr. Macdonald founded the Company in April 1986, and has served as the President, Chief Executive Officer and a director of the Company throughout its history. Mr. Macdonald also co-founded Gill and Duffus Chemical, Inc., in 1978 and served as its President and Chief Executive Officer until the conclusion of a leveraged buyout in 1983, in which Gill and Duffus Chemical, Inc., merged with the Steuber Company, Inc. Mr. Macdonald received a B.A. from Colorado College and has more than 29 years experience in the chemical industry.

   Walter M. Tarpley. Mr. Tarpley started with the Company in January 1999 as President of the Company's North American Division and Vice President of JLM Industries, Inc. Prior to joining the Company, Mr. Tarpley served as Vice President and General Manager of Ashland Chemical Company's Industrial Chemicals & Solvents Division, the United States' largest distributor of performance chemicals and additives. Mr. Tarpley served 26 years with Unocal Chemicals in various General Management positions and joined Ashland in 1993 in a merger of these firms. Upon joining Ashland, Mr. Tarpley was named Business Director for the IC&S Divisions Coatings, Adhesives and Inks business. In this capacity, Mr. Tarpley also managed the Divisions' International Group and Technical Services Laboratories. Mr. Tarpley received a B.S. in Marine Biology from the University of Miami. Mr. Tarpley was elected to the Board of Directors on July 2, 1999.

   Jerry L. Weinstein. Mr. Weinstein has retired from active employment but he works periodically as a business advisor. Mr. Weinstein served as Vice President of Owens Corning--Specialty & Foam Products Division 1994 until 1999. From 1980 until 1994, Mr. Weinstein was President and Chief Executive Officer of UC Industries, Inc., an independent manufacturer of plastic products for the building materials industry.

   Vincent J. Naimoli. Mr. Naimoli has been Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays since 1995. Mr. Naimoli was instrumental in bringing baseball to the Tampa Bay area. From 1975 to 1995, Mr. Naimoli held executive positions with various companies such as Harvard Industries, Inc., Ladish Co., Tampa Bay Baseball Group, Doehler-Jarvis, Inc., Harding Services Corp., Lancaster Capital Corp., Electrolux and Regina Corps., and Anchor Industries International.

   Sean D. Macdonald. Mr. Macdonald joined the Company in May 1994 and worked as a sales representative in the Company's Southwest region until January 1997. In January 1997, Mr. Macdonald was relocated to the Company's Dutch subsidiary, JLM Industries (Europe) B.V. in the olefins trading group. In November 1997, Mr. Macdonald was appointed Managing Director of JLM Industries (Europe) B.V. in order to facilitate the integration of the Tolson acquisition. Mr. Macdonald was transferred to the Company's Singapore operation, JLM Chemicals (Asia) Pte. Ltd. in November 1998. In April 1999, Mr. Macdonald was appointed Vice President International and transferred to the Company's headquarters in Tampa. Mr. Macdonald received a B.A. in political science and a minor in international marketing from the University of Tampa. Mr. Macdonald was elected to the Board of Directors on July 2, 199l.

   Michael E. Hayes joined the Company in October 2000 as Vice President and Chief Financial Officer. Prior to joining JLM, Mr. Hayes was a senior executive with Davel Communications, Inc., serving as its Chief Financial Officer from 1992 to 1999, and its President and Chief Operating Officer from 1999 through September 2000. Prior to joining Davel, Mr. Hayes was a management consultant with the regional public accounting firm of Kerber, Eck & Braeckel, LLP and served as a Senior Examiner with the Illinois Securities Department. Mr. Hayes holds a B.S. in Business Administration/Economics from Illinois College and is a certified public accountant.

   Michael J. Molina joined the Company in 1986 as Controller. In 1995, he was promoted to Vice President--Tax and Audit. In that capacity, Mr. Molina was primarily responsible for taxes, audits and management information systems. From 1992 to 1995, Mr. Molina served as Vice President of Administration. In March of 2001 Mr. Molina was appointed Vice President Finance and Treasurer. Mr. Molina received a B.A. from Johns Hopkins University and an M.B.A. from Pace University.

   Linda L. Sato has been employed by the Company since 1986 when she was hired as the Company's Assistant Controller. In 1994, she was appointed Vice President and Controller. In 1996, Ms. Sato was promoted to Vice President and Treasurer. In February of 2001, Ms. Sato was appointed Vice President Distribution Services for JLM Marketing, Inc., a wholly owned subsidiary of the Company. In March of 2001, Ms. Sato was appointed Vice President and Assistant Treasurer of the Company. Ms. Sato graduated from the University of Connecticut with a B.A. in Accounting.

   Richard T. Dawson joined the Company in January 2001. Prior to joining the Company Mr. Dawson was Vice President, General Counsel and Secretary of UniSite, Inc., a privately held wireless communications tower construction and management company from 1998 until 2000. Prior to joining UniSite, Mr. Dawson was a senior executive of Harvard Industries, Inc., serving as a Vice President, General Counsel and Secretary from 1994 until 1997 and as Senior Vice President Law and Administration from 1997 until 1998. Harvard is a tier one automotive parts supplier. Mr. Dawson received a BSED Indiana University Bloomington. He received his JD from the Indiana University School of Law Bloomington and an LLM from the George Washington University.

   Sean D. Macdonald is the son of the Company's President and Chief Executive Officer, John L. Macdonald. None of the other executive officers or directors are related to one another. Executive officers are elected by and serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. The Company did not become subject to such requirements until its initial public offering. To the Company's knowledge, based solely upon a review of the forms, reports, and certificates furnished to the Company by such persons during the most recently completed fiscal year, all such reports were filed on a timely basis except for one Form 4 to report the purchase of 3,000 shares of the Company's common stock in January of 2000, at the then market price, by Mr. Weinstein that was filed late.

ITEM 11. EXECUTIVE OFFICER COMPENSATION AND BENEFITS

Compensation of Executive Officers

   The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the years ended December 31, 1998, 1999 and 2000 for each of the named executive officers (as defined under applicable Securities and Exchange Commission Rules) of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                          Annual Compensation     Long-Term Compensation Awards
                         ---------------------- ----------------------------------
                                                Restricted
                                                  Stock
                               Salary   Bonus     Awards   Options    All Other
   Name And Position     Year   ($)      ($)      ($)(2)     (#)   Compensation(1)
   -----------------     ---- -------- -------- ---------- ------- ---------------
John L. Macdonald....... 2000 $400,000      --        --   25,000          --
 President & CEO         1999 $400,000      --        --   10,000          --
                         1998 $410,769 $180,000       --      --           --
Walter M. Tarpley....... 2000 $180,000 $ 15,000  $ 34,400   5,000
 Vice President          1999 $175,000      --   $200,000  40,000      $84,171
                         1998      --       --        --      --           --
Frank Musto(3).......... 2000 $133,182 $ 12,500  $ 12,900     --           --
 Vice President & CFO    1999 $135,769      --        --    5,000      $32,470
                         1998 $128,365 $ 25,000       --      --           --
Michael J. Molina....... 2000 $120,000 $ 10,000  $  8,600   5,000          --
 Vice President Finance  1999 $143,244 $ 14,000  $ 12,500   5,000          --
                         1998 $116,434 $ 17,000  $ 26,250     --           --
Sean Macdonald.......... 2000 $110,000 $ 10,000       --    5,000          --
 Vice President          1999 $ 90,000 $ 15,000       --    5,000          --
                         1998 $ 70,000 $ 10,000       --      --           --

--------
(1) Amount in 1999 for Mr. Tarpley consists of $50,000 in stock, relocation expense reimbursement of $29,564 and $3,859 for a car allowance. Amount in 1999 for Mr. Musto consists of $18,750 in stock, $3,600 for a car allowance and $10,000 contributed by the Company to the Company's Defined Benefit Contribution Plan.

(2) The aggregate restricted stock holdings and the value of such holdings at December 31, 2000 for Mr. Tarpley were 30,000 and $61,890 respectively, for Mr. Molina were 7,500 and $15,472: respectively.

(3) Mr. Musto terminated employment with the Company as of May 31, 2000.

Stock Option Grants

   The following table summarizes certain information concerning stock options granted during fiscal year 2000 to the Named Executive Officers:

                                                                   Potential
                                                                  Realizable
                                                                   Value at
                                                                    Assumed
                                                                Annual Rates of
                                                                  Stock Price
                                                                 Appreciation
                                                                      for
                                 Individual Grants                Option Term
                     ------------------------------------------ ---------------
                                % of Total
                                 Options
                                Granted to Exercise
                                Employees   or Base
                      Options   in Fiscal    Price   Expiration
        Name         Granted(#)    Year    ($/Share)    Date    5% ($)  10% ($)
        ----         ---------- ---------- --------- ---------- ------- -------
John L. Macdonald...   25,000       24%      $3.30    2/29/05   $22,793 $37,829
Walter M. Tarpley...    5,000        5%      $3.00    2/29/10   $ 9,439 $23,906
Frank Musto.........      --       --          --
Michael J. Molina...    5,000        5%      $3.00    2/29/10   $ 9,439 $23,906
Sean Macdonald......    5,000        5%      $3.00    2/29/10   $ 9,439 $23,906

   The following table provides information regarding the exercise of stock options during fiscal year 2000 and stock options held as of the end of fiscal year 2000 by the Named Executive Officers:

                           Aggregate Option Exercises
                    and Fiscal Year-End Options Value Table

                                                        Number of Unexercised     Value of Unexercised
                                                               Options            In-the-Money Options
                                                         At Fiscal Year End       At Fiscal Year End(1)
                                                      ------------------------- -------------------------
                         Shares Acquired    Value
          Name             on Exercise   Realized ($) Exercisable Unexercisable Exercisable Unexercisable
          ----           --------------- ------------ ----------- ------------- ----------- -------------
John L. Macdonald.......         0             0        139,999      20,001           0            0
Walter M. Tarpley.......         0             0         21,666      23,334           0            0
Frank Musto.............         0             0              0           0           0            0
Michael J. Molina.......         0             0         34,999       5,001           0            0
Sean Macdonald..........         0             0          9,999       5,001           0            0

--------
(1) The fair market value of the Company's Common Stock of $2.063 per share as of December 31, 2000, did not exceed the exercise price of any of the options held by the Named Executive Officers.

Employment Agreements

   In November of 1998, the Company entered into an agreement (the "Agreement") with Walter M. Tarpley whereby Mr. Tarpley agreed to accept employment with the Company effective January 1, 1999 as President of JLM Marketing, Inc., a wholly owned subsidiary of the Company, and to serve as an officer of the Company. The Agreement terminates on December 31, 2002, and Mr. Tarpley may continue as an "at-will" employee after that date entitled to the benefits of whatever Company policies may be in effect at that time. In return for his service to the Company, the Company agreed to provide Mr. Tarpley with, among other things:
(i) a base salary of $175,000 per year, a monthly car and country club allowance, (ii) participation, consistent with its terms and conditions, in the Company's bonus program, (iii) a grant of 40,000 shares of restricted stock, 10,000 shares to be delivered immediately upon employment and 10,000 shares thereafter on the anniversary of employment until all shares are delivered,
(iv) a grant of 40,000 stock options at the fair market value of the Company's common stock on the first day of employment vesting in equal installments over four years in accordance with the terms of the Company's Long Term Incentive Plan. The Company may terminate the

Agreement at any time for cause, as defined therein. If Mr. Tarpley terminates the Agreement prior to the expiration of its term, he agrees, for a period of one year after the termination, not to complete with the Company with respect to products he managed for the Company, or for products for which he had principal responsibility, during the term of his employment. Mr. Tarpley agrees that whenever his employment should terminate he will not remove or use any confidential information of the Company, as defined in the Agreement, for any purpose.

Compensation of Directors

   Base Compensation. In fiscal 2000, non-employee directors received an annual retainer fee of $10,000 plus $2,500 for each committee meeting physically attended or held by telephone and whether or not coinciding with a Board meeting. In addition, all directors were entitled to receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors or committees thereof; no additional per meeting fees were paid.

   Options. Pursuant to the Non-Employee Directors' Stock Option Plan, as amended in January 1999, each non-employee director receives an automatic grant of options to purchase 5,000 shares of Common Stock upon their initial appointment to the Board of Directors and 2,500 shares of Common Stock upon their reelection to the Board of Directors. In general, each option granted under the plan vests in full on the date of the next annual meeting following the date of grant, has a five year term and permits the holder to purchase shares at their fair market value on the date of grant. The Board of Directors may also make discretionary grants of options under the plan.

   Indemnification. The Company indemnifies its directors and officers to the fullest extent permitted by law so that they will serve free from undue concern that they will not be indemnified. Each of the Company's directors and executive officers have entered into indemnification agreements with the Company.

Report of the Compensation Committee

   The following report was prepared as of the date of this Proxy Statement by Directors Neivert, Weinstein and Naimoli, as the members of the Company's Compensation Committee that was formed after the Company's July 24, 1997, Offering.

   The duties of the Compensation Committee (the "Committee") include the review of compensation levels of the Company's executive officers, the evaluation of the performance of the executive officers and the administration of any stock-based compensation plans except the Non-Employee Directors' Stock Plan.

 General Policies

   The Company's executive compensation system, which is set by the Compensation Committee, is intended to attract, retain and motivate high quality executives with market and performance based compensation packages that reward the achievement of specific financial goals and the enhancement of stockholder value. The Committee believes that linking executive compensation to corporate performance through a more significant emphasis on performance bonuses results in a better alignment of compensation with corporate goals and stockholder interests.

   In evaluating the performance of executive officers, the Compensation Committee's approach is to consult with the Chief Executive Officer, except when evaluating his performance, in which case the Compensation Committee's approach is to meet and deliberate independently without the Chief Executive Officer being present. The Compensation Committee will review with the Board of Directors in detail all aspects of compensation for the executive officers. The Compensation Committee has access to independent compensation data and may, from time to time in the future, consult with an outside compensation consultant.

   The key elements of the Company's executive officers' compensation in fiscal 2000 consisted principally of (1) base salary, (2) potential bonuses based on overall Company performance for the Company's Chief Executive Officer, Chief Financial Officer and all of the executive officers, and based in part on overall Company performance and in part on specific performance criteria keyed to areas of responsibility for each of the non-executive officers and (3) the award of stock options and restricted stock under the 1997 Long-Term Incentive Plan that is designed to give certain of the officers and other employees the opportunity to be awarded long-term, stock-based incentives.

   The Compensation Committee's policies with respect to each of these elements are discussed below. In addition, although the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to the individual.

 Base Salary

   Each officer's base salary is reviewed annually. The specific base salaries are based upon the Chief Executive Officer's subjective determination of appropriate salary levels, taking into consideration the scope of responsibility, experience, Company and individual performance, as well as pay practices of other companies relating to executives with similar responsibility. The Chief Executive Officer then makes recommendations to the Compensation Committee, which is responsible for approving or disapproving those recommendations.

   In determining the base salary of the Chief Executive Officer, consideration was given to a comparison of base salaries of persons with comparable positions and responsibilities in peer companies and an assessment of the individual performance of the Chief Executive Officer.

 Annual Bonus Program

   The Compensation Committee believes that an executive's performance is most appropriately measured based on progress toward achieving operating goals that are formulated to promote advancement of key aspects of the Company's business. The annual bonus plan for the Chief Executive Officer and President is usually measured based on 1) the Company's ability to achieve growth in operating income from year to year, 2) an increase in annual volumes distributed, 3) increase in sales dollars, 4) increase in net margins and 5) performance compared to the Company's peer group. All of these goals were either met or exceeded except for item 1) above. The Company's incentive compensation for executive officers other than the CEO and President is somewhat discretionary under the Company's annual bonus program, but through objective overall performance criteria established under the program, bonuses are expected to be paid based on current year's performance. There were no bonuses paid to executive officers in fiscal year 1999.

 Long-Term Compensation

   The Compensation Committee awards stock options under the 1997 Long-Term Incentive Plan to executive officers, other members of management and key individual contributors. Generally, the Chief Executive Officer will recommend the number of options to be granted and will present this number along with appropriate supporting data to the Compensation Committee for its review and approval. Options are granted at fair market value on the date of grant and therefore any value that ultimately accrues to employees under such options is based entirely on the Company's performance, as perceived by investors who establish the price for the Company's stock. These options generally vest 33% a year beginning after the first year and have a 10-year duration.

   Stock option grants are designed to retain key employees, by ensuring that each has a continuing stake in the long-term success of the Company, and to provide an incentive for employees to improve the return to stockholders. In fiscal 2000, the Compensation Committee awarded 40,000 stock options to various executive officers as listed in the Stock Option Grants table, and 64,000 to all other employees. The grants were based on the employees' respective responsibilities, their relative positions in the Company and their respective contributions to the Company's financial performance.

 Other

   The Committee believes that linking executive compensation to corporate performance through a more significant emphasis on performance bonuses results in a better alignment of compensation with corporate goals and stockholder interest. As performance goals are met or exceeded, resulting in increased value to stockholders, executives are rewarded commensurately. The Committee believes that compensation levels during fiscal 1999 adequately reflect the Company's compensation goals and policies. No member of the Compensation Committee is a former or current officer of the Company.

   Submitted by the Compensation Committee:

       Charles E. Neivert
       Jerry L. Weinstein
       Vincent J. Naimoli

Performance Graph

   The following graph compares the cumulative total return on the Company's Common Stock since the Company's shares began trading on July 24, 1997 to the cumulative total return of (i) the S&P 500 Index and a Peer Group Index comprised of the following marketers, distributors, and or manufacturers of certain chemicals, principally acetone and phenol: Aceto Corporation, Georgia Gulf Corporation, Methanex Corporation and Hawkins Chemical, Inc. Two companies reported in the self determined peer group in 2000, Holland Chemical International NV and Ellis & Everard PLC are no longer included in the peer group because they were acquired by much larger concerns who either are not in the same line of business as the Company or information about their stock price was not readily available.

                                [GRAPH TO COME]

                         STOCK PRICE PERFORMANCE GRAPH

                                         07/1997 12/1997 12/1998 12/1999 12/2000
                                         ------- ------- ------- ------- -------
JLM INDUSTRIES, INC.....................  100.0   102.5    51.3    33.8    20.6
S&P 500 Stocks..........................  100.0   104.0   134.2   162.5   148.0
Self-Determined Peer Group..............  100.0    94.7    58.9    59.1    68.4

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

   The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 2001, for
(I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each Director and Nominee for Director of the Company, (iii) each of the Named Executive Officers and (iv) all Executive Officers and Directors as a group.

                                                            Number      Percent
                                                         Beneficially     Of
               Name of Beneficial Owner                    Owned(1)      Class
               ------------------------                  ------------   -------
John L. Macdonald......................................   4,216,147(2)   64.2
Maxwell Stolzberg, as Trustee of an Irrevocable Trust..   2,519,608(2)   61.5
Walter M. Tarpley......................................      85,866(3)    1.3
Sean D. Macdonald......................................      22,199(3)      *
Jerry L. Weinstein.....................................      16,500(4)      *
Vincent J. Naimoli.....................................      12,500(4)      *
Derry Macdonald........................................   1,389,500(2)    2.1
Dimensional Fund Advisors, Inc.........................     463,000(5)    7.1
All Directors, Nominees, for Directors and Executive
 Officers As a Group (8 persons).......................     4,433,617    66.6

--------
*  Less than one percent ownership
(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares to which a person has or shares voting power and/or investment power and any shares as of a given date which such persons has the right to acquire within 60 days after such date. Except as otherwise indicated, all shares are held of record with sole voting and investment power.
(2) Of the shares shown for Mr. Macdonald and Mr. Stolzberg, as Trustee, 2,519,608 shares are held of record by an Irrevocable Trust of which Mr. Stolzberg is Trustee and Mr. Macdonald is the grantor and sole beneficiary. Under terms of the Irrevocable Trust, Mr. Stolzberg, as Trustee, has the full and exclusive right and power to vote and dispose of all shares of the Common Stock held by the Irrevocable Trust. However, as a result of Mr. Macdonald's right to terminate the Irrevocable Trust by providing written notice at certain specified times and acquire beneficial ownership of the shares of Common Stock held by the Irrevocable Trust, Mr. Macdonald and the Trustee may be deemed to share voting and investment control with respect to the shares of Common Stock held by the Irrevocable Trust. Also, of the shares shown for Mr. Macdonald, 1,389,500 are held of record by Derry L. Macdonald, but Mr. Macdonald is deemed to beneficially own these shares because pursuant to a Stockholders Voting Agreement, Irrevocable Proxy and Right of First Refusal Mr. Macdonald has a right to vote the shares. For Mr. Macdonald, the number of shares include 167,040 shares of Common Stock held by two irrevocable trusts created for the benefit of Mr. Macdonald's children for which Mr. Macdonald disclaims beneficial ownership. Additionally, Mr. Macdonald's shares include 139,999 shares deemed to be beneficially owned by Mr. Macdonald by virtue of certain stock options that are currently exercisable.
(3) For Mr. Tarpley, the number of shares includes 21,666 shares of vested options, 37,500 shares of vested restricted stock and 26,700 shares personally owned. For Mr. Macdonald, the number of shares includes 9,999 shares of vested options, 3000 shares of vested restricted stock and 9,200 shares personally owned.
(4) For Mr. Weinstein, the number of shares shown reflects 13,500 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days. For Mr. Naimoli, the number of shares shown reflects 7,500 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days.
(5) This information is derived from a Schedule 13G dated February 2, 2001 filed by Dimensional Fund Advisors. The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's Spanish distributor is Chemical Trading, S.L. (CTSL"), which is owned 100% by Eduardo Delgadillo, a stockholder of the Company. The Company and CTSL have an arrangement pursuant to which the Company pays CTSL's operating expenses. The Company treats the difference between such payments and the amount of commissions and other amounts due to CTSL as a loan. Under such arrangement CTSL was indebted to the Company for approximately $443,000 as of December 31, 2000. Mr. Delgadillo is the beneficial owner of approximately 1.9% of the Company's outstanding Common Stock.

   In 1997, the Company entered into an agreement for sale and purchase of common stock with John L. Macdonald to purchase for a total purchase price of $500,000 all of the issued and outstanding shares of Phoenix Tank Car Corporation ("Phoenix"), a Connecticut corporation. Under the terms of the agreement, the Company purchased this ownership interest in Phoenix for $500,000, of which $250,000 was offset against advances owed to the Company by John L. Macdonald and $250,000 paid by means of a promissory note that was to mature on June 1, 2002 and bore interest at a rate of 10.0% per annum. The note was paid in full, discounted to present value, in January of 2001.

   In 1997, the Company entered into an agreement for the sale and purchase of common stock with John L. Macdonald and a third party to purchase all of the issued and outstanding shares of Aurora Chemical Corporation, a Texas corporation. Under the terms of the agreement, the Company purchased this ownership interest in Aurora for a total purchase price of $1,250,000, of which $150,000 was payable in cash to the third party to be offset by certain advances owed to Aurora by the third party, and a promissory note for $100,000 payable in three equal installments earning interest at the prime rate. This note was paid in full, discounted to present value, in July of 1998. The remainder of the consideration was payable to John L. Macdonald in the form of a promissory note for $1,000,000 that was to mature on June 1, 2002 and bore interest at a rate of 10.0% per annum. In 2000, the promissory note to John L. Macdonald was changed into two replacement promissory notes. The first replacement promissory note for $800,000 is payable to Derry L. Macdonald and will mature on June 1, 2002 and bears interest at a rate of 10% per annum. The second replacement promissory note for $200,000 is payable to Maxwell Stolzberg as Trustee under an Irrevocable Trust Agreement between Maxwell Stolzberg and John L. Macdonald dated December 12, 1995 and will mature on June 1, 2002 and bears interest at a rate of 10% per annum.

   The Company has entered into a consulting agreement with Jerry L. Weinstein, a director of the Company. He consults on an as needed basis with the Company's management on industry developments, the identification and evaluation of business opportunities, potential acquisitions or partnering opportunities that are consistent with the Company's growth strategy, as well as other non-operating tasks as agreed to with the Chairman and CEO or the Board of Directors. Mr. Weinstein received $22,500 in consulting fees through December 31, 2000. Unless renewed, the consulting agreement will expire by its terms on May 31, 2001.

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

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report of Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

                                          JLM Industries, Inc.


Date: April 30, 2001                               /s/ Michael E. Hayes
                                          By: _________________________________
                                                     Michael E. Hayes
                                            Vice President and Chief Financial
                                                          Officer