Form 10-Q
period 2001-03-31
JLM INDUSTRIES INC
filed 2001-05-14
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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


                   8675 Hidden River Parkway, Tampa, FL 33637
                   ------------------------------------------
                     (Address of principal executive office)


                                 (813) 632-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ]


                 CLASS                               OUTSTANDING AT MAY 10, 2001
                 -----                               ---------------------------
Common stock, par value $.01 per share                        6,610,032

                              JLM INDUSTRIES, INC.

                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION                                            NUMBER
------   ---------------------                                            ------

Item 1   Unaudited Condensed Consolidated Financial Statements                3

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9

Item 3   Quantitative and Qualitative Disclosures about Market Risk          14


PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                   16

Item 6   Exhibits and Reports on Form 8-K                                    16

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 MARCH 31,      DECEMBER 31,
                                                                    2001            2000
                                                                 ---------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                      $   4,911       $   6,873
  Marketable securities                                                298             378
  Accounts Receivable:
    Trade                                                           46,554          47,507
    Other                                                            3,085           4,106
  Inventories                                                       25,785          24,508
  Prepaid expenses and other current assets                          1,638           2,118
  Income tax receivable                                                 60
                                                                 ---------       ---------
          Total current assets                                      82,331          85,490
  Other investments                                                  5,641           5,644
  Property and equipment - net                                      23,505          24,202
  Goodwill and other intangibles                                    11,955          12,052
  Other assets - net                                                 7,940           7,692
                                                                 ---------       ---------
          Total assets                                           $ 131,372       $ 135,080
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                          $  74,355       $  76,985
  Current portion of long-term debt                                  6,542           7,258
  Income taxes payable                                                               1,175
  Deferred revenue - current                                           600             600
                                                                 ---------       ---------
          Total current liabilities                                 81,497          86,018
  Long-term debt less current portion                               15,654          14,156
  Deferred income taxes                                              2,291           2,628
  Deferred revenue and other liabilities                             3,442           3,594
                                                                 ---------       ---------
          Total liabilities                                        102,884         106,396
                                                                 ---------       ---------
  Minority interest                                                    796             754

 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
      0 shares issued and outstanding                                   --              --
    Common stock - $.01 par value;
      30,000,000 shares authorized; 7,276,011 and 7,234,201
      Shares issued, respectively                                       73              72
    Additional paid-in capital                                      21,768          21,769
    Retained earnings                                               11,553          11,301
   Accumulated other comprehensive loss                             (2,433)         (1,943)
                                                                 ---------       ---------

                                                                    30,961          31,199
                                                                 ---------       ---------
    Less treasury stock at cost - 665,979 shares                    (3,269)         (3,269)
                                                                 ---------       ---------
          Total stockholders' equity                                27,692          27,930
                                                                 ---------       ---------
          Total liabilities and stockholders' equity             $ 131,372       $ 135,080
                                                                 =========       =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             -----------------------------
                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                 2001              2000
                                                             -----------       -----------
Revenues                                                     $   116,039       $    87,407
Cost of sales                                                    109,556            83,883
                                                             -----------       -----------
  Gross profit                                                     6,483             3,524
Selling, general and administrative expenses                       5,719             5,729
                                                             -----------       -----------
  Operating  income (loss)                                           764            (2,205)
Interest expense - net                                              (613)             (612)
Other (expense) income - net                                         (30)              570
Foreign currency exchange gain (loss) - net                          155               (41)
                                                             -----------       -----------
Income (loss) before minority interest and income taxes              276            (2,288)
Minority interest in income of subsidiaries                          (42)              (96)
                                                             -----------       -----------
Income (loss) before income taxes                                    234            (2,384)
                                                             -----------       -----------
Income tax provision (benefit)
  Current                                                            375            (1,154)
  Deferred                                                          (394)              262
                                                             -----------       -----------
  Total income tax provision (benefit)                               (19)             (892)
                                                             -----------       -----------
Net Income (loss)                                                    253            (1,492)
Net other comprehensive loss                                        (490)             (499)
                                                             -----------       -----------
Comprehensive loss                                           $      (237)      $    (1,991)
                                                             ===========       ===========

Basic and diluted earnings (loss) per share                  $      0.04       $     (0.23)

Weighted average shares outstanding                            6,612,532         6,567,225
Diluted weighted average shares outstanding                    6,620,032         6,567,225


       See Notes to Unaudited Condensed Consolidated Financial Statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  ----------------------------
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      2001           2000
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $    253       $ (1,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Deferred income taxes                                                 (394)           262
  Minority interest in income of subsidiaries                             42             96
  Depreciation and amortization                                          959          1,054
  Gain on asset disposal                                                               (326)
  (Increase) decrease in assets:
    Accounts receivable                                                1,973          3,115
    Inventories                                                       (1,277)        (5,047)
    Prepaid expenses and other current assets                            480           (491)
    Other assets                                                        (372)           (68)
    Other investments                                                     83            (15)
    (Decrease) increase in liabilities:
     Accounts payable and accrued expenses                            (2,631)         1,605
    Income taxes payable                                              (1,179)        (1,991)
    Deferred revenue                                                    (149)         1,121
    Other liabilities                                                     (3)            39
                                                                    --------       --------
      Net cash used in operating activities
                                                                      (2,215)        (2,138)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                          --          2,530
    Capital expenditures                                                 (39)          (374)
                                                                    --------       --------
      Net cash (used in) provided by investing activities                (39)         2,156
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from long-term debt                                   1,815         16,597
    Principal payments of long-term debt                              (1,033)       (16,530)
    Purchase of treasury shares                                           --            (66)
                                                                    --------       --------
      Net cash provided by  financing activities                         782              1
Effect of foreign exchange rates on cash                                (490)          (499)
                                                                    --------       --------
      Net decrease in cash and cash equivalents                       (1,962)          (480)
Cash and cash equivalents, beginning of period                         6,873          1,420
                                                                    --------       --------
Cash and cash equivalents, end of period                            $  4,911       $    940
                                                                    ========       ========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.       DESCRIPTION OF BUSINESS

         JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is the second largest marketer of acetone and the fifth largest supplier of phenol in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with major chemical companies, (ii) manufactures phenol and acetone at its plant in Blue Island, IL and (iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the respective three months ended March 31, 2001 and 2000. Interim results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001.

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

         Other Comprehensive Income (Loss) - Other comprehensive (loss) income includes foreign currency translation adjustments. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at March 31, 2001. Results of operations are translated at weighted average rates for the three months ended March 31, 2001. The effects of exchange rate changes in translating foreign financial statements are presented as a separate component of stockholders' equity.

         Statement of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001.

         The Company uses certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions dominated in currencies other than the Company's various local currencies. At March 31, 2001, the Company had two forward currency exchange agreements that remained outstanding. The difference between the fair market value of the forward currency exchange agreements at inception and the air market value of the agreements at March 31, 2001 was insignificant.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (IN THOUSANDS)

3.       SEGMENT DATA

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

          INDUSTRY SEGMENT                       2001            2000
                                              ---------       ---------
          Revenues:
            Marketing                         $ 109,796       $  84,416
            Manufacturing                         6,243           2,991
                                              ---------       ---------
                                              $ 116,039       $  87,407
                                              =========       =========

          Operating Income (Loss):
            Marketing                         $   1,569       $    (111)
            Manufacturing                           (23)         (1,497)
            Corporate                              (782)           (597)
                                              ---------       ---------
                                              $     764       $  (2,205)
                                              =========       =========

          Depreciation and Amortization:
            Marketing                         $     472       $     542
            Manufacturing                           447             440
            Corporate                                40              72
                                              ---------       ---------
                                              $     959       $   1,054
                                              =========       =========

          Identifiable Assets:
            Marketing                         $  97,654       $ 103,968
            Manufacturing                        24,992          23,444
            Corporate                             8,726          13,516
                                              ---------       ---------
                                              $ 131,372       $ 140,928
                                              =========       =========

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (IN THOUSANDS)

3.       SEGMENT DATA - CONTINUED

          GEOGRAPHIC LOCATION
          Revenues:
            United States               $  32,518       $  34,049
            Holland                        26,794          30,301
            Singapore                      48,055          12,772
            South Africa                    6,156           5,550
            Venezuela                          --           1,355
            Other nations                   2,516           3,380
                                        ---------       ---------
                                        $ 116,039       $  87,407
                                        =========       =========

          Operating Income (Loss):
            United States               $     293       $  (3,394)
            Holland                          (113)            750
            Singapore                       1,038             286
            South Africa                      113              35
            Venezuela                          --             (86)
            Other nations                     215             384
            Corporate                        (782)           (180)
                                        ---------       ---------
                                        $     764       $  (2,205)
                                        =========       =========

          Identifiable Assets:
            United States               $  67,584       $  81,386
            Holland                        14,404          25,722
            Singapore                      33,120          14,302
            South Africa                    9,647           8,158
            Venezuela                          --           3,634
            Other nations                   6,617           7,726
                                        ---------       ---------
                                        $ 131,372       $ 140,928
                                        =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is one of the largest chemical distributors in North America and is a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the "Blue Island Plant"), and continually strives to add new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to strengthening its position in its core chemical businesses, the Company seeks to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

         The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant and the sale of acetone manufactured at the phenol plant in Mt. Vernon, IN owned by the Mt. Vernon Phenol Plant Partnership (the "Mt. Vernon Plant"), of which the Company is a joint venture partner. The Company's marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations.

         The Company's marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including growth in the homebuilding and automobile sectors and the overall economic environment. The Company's supply agreements, primarily relating to acetone, frequently contain a term providing for a fixed percentage profit per unit of product sold. In addition, the Company's supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company's option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

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

         Set forth below for the periods indicated, is certain unaudited segment information for the Company's marketing and manufacturing segments.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
                                                     -----------------------------------------------------
                                                                2001                        2000
                                                     ------------------------     ------------------------
          Segment revenues:
            Marketing                                $ 109,766           94.6%    $  84,416           96.6%
            Manufacturing                                6,243            5.4%        2,991            3.4%
                                                     ---------       --------     ---------       --------
          Total segment revenues                     $ 116,039          100.0%    $  87,407          100.0%

          Segment gross profit (loss):
            Marketing                                $   4,415           68.1%    $   4,554          129.3%
            Manufacturing                                2,068           31.9%       (1,030)         -29.3%
                                                     ---------       --------     ---------       --------
          Total segment gross profit                 $   6,483          100.0%    $   3,524          100.0%

          Segment operating income (loss):
            Marketing                                $   1,569          205.5%    $    (111)           5.0%
            Manufacturing                                  (23)          -3.0%       (1,497)          67.9%
                                                     ---------       --------     ---------       --------
          Total segment operating income (loss)          1,546          202.5%       (1,608)          72.9%
          Corporate expenses                              (782)        -102.5%         (597)          27.1%
                                                     ---------       --------     ---------       --------
          Total operating income (loss)              $     764          100.0%    $  (2,205)         100.0%
                                                     =========       ========     =========       ========

RESULTS OF OPERATIONS

         Revenues. Revenues increased $28.6 million, or 32.8%, to $116.0 million for the three months ended March 31, 2001 from $87.4 million for the prior year period. Revenues for the marketing segment increased $25.4 million, or 30.1%, to $109.8 million for the quarter ended March 31, 2001 from $84.4 million for the prior year period. The increase in marketing revenues was the result of increased sales from the Company's Singapore and South Africa subsidiaries. Revenues for the manufacturing segment increased $3.3 million, or 108.7%, to $6.2 million for the first quarter 2001 from $2.9 million for the first quarter 2000. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.


         Gross Profit. Gross profit increased approximately $3.0 million, or 84.0%, to $6.5 million for the three months ended March 31, 2001 from $3.5 million for the prior year period. Gross profit from the marketing segment decreased $0.1 million to $4.4 million for the first quarter 2001 from $4.5 million for the prior year quarter, a decrease of 3.1%. The decrease in gross profit was primarily due to lower gross margins from the Company's Holland subsidiary related to weakness in the Euro, and the closing of the Company's operation in Venezuela in the second quarter of 2000.

         Gross profit from the manufacturing segment increased $3.1 million, or 300.6%, to $2.1 million for the first quarter of 2001 from a negative gross profit of $1.0 million reported for the quarter ended March 31, 2000. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs during the last six months of 2000.

         Selling, General and Administrative Expenses (SG&A). SG&A remained flat at $5.7 million for the three months ended March 31, 2001. As a percentage of revenues, SG&A decreased to 4.9% of revenues for the first quarter of 2001 from 6.6% of revenues for the first quarter of 2000. The decrease in

SG&A as a percentage of revenue was primarily a result of efficiencies gained by integrating the operations of businesses acquired in 1999 and 2000 and costs savings initiatives implemented in the year 2000.

         Operating Income (Loss). Operating income increased by $3.0 million to an operating profit of $0.8 million for the three months ended March 31, 2001 from an operating loss of $2.2 million for the three months ended March 31, 2000.

         Interest Expense - Net. Interest expense, net of interest income, remained flat at $0.6 million for the first quarter of 2001.

         Other (Expense) Income- Net. Other income (expense) decreased $0.6 million from income of $0.6 million for the three months ended March 31, 2000 to expense of $30 thousand for the three months ended March 31, 2001. In the first quarter of 2000, other income (expense) consisted primarily of gains on the sale of certain assets.

         Foreign Currency Exchange Gain (Loss). During the quarter ended March 31, 2001, the Company experienced a slight weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the gain on foreign currency exchange of $0.2 million compared to the same period in 2000.

         Income Tax Provision (Benefit). The Company's benefit for income taxes decreased $0.9 million, or 97.9%, from $0.9 million for the quarter ended March 31, 2000, to $19 thousand for the quarter ended March 31, 2001. The decrease in the benefit for income taxes was primarily due to the improvement in operating income.

         Net income (loss). Net income (loss) increased by $1.8 million to net income of $0.3 million in the three months ended March 31, 2001 from a net loss of $1.5 million in the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

       Operating activities used approximately $2.2 million of cash in the three months ended March 31, 2001. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided $0.9 million of cash. Changes in assets and liabilities utilized approximately $3.1 million of cash. Investing activities utilized approximately $39 thousand of cash, primarily consisting of capital expenditures. Financing activities provided approximately $0.8 million of cash, primarily related to borrowings on long-term debt. Foreign currency translation loss was $0.5 million principally as a result of increased international business and the related foreign currency translation effect.

Credit Agreement

         In November 1999, the Company entered into the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts ("Citizens") (f/k/a State Street Bank and Trust) (the "Credit Agreement"), which restructured its unsecured $30 million acquisition line of credit, replacing it with a $34.5 million line of credit. Under the terms of the restructuring, $14.5 million of the line of credit is a five-year secured term loan which will expire on November 1, 2004 and the remaining $20.0 million, which will be used to fund working capital needs, has terms that will expire on November 1, 2001.

         The Credit Agreement contains certain financial covenants which if not complied with by the Company will be deemed a default under the agreement. The Company was not in compliance with the minimum consolidated net income levels, minimum current ratio and leverage ratio required under the Credit Agreement during the first and second quarters of 2000. In August 2000, Citizens waived compliance with such covenants up to and including September 30, 2000.

         In the third quarter of 2000, the Company gave notice to Citizens that it would not meet financial covenants contained in the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. The First Amendment also contained the following material provisions:

         >>   Granting a first mortgage lien encumbering the Blue Island Plant.

         >> Restrictions on the renewal of certain existing letters of credit outstanding as of the date of signing the First Amendment.

         >> A prohibition against issuance of new letters of credit after the signing date of the First Amendment.

         >> Mandatory prepayment of the term loan by no later than June 15, 2001 to an amount outstanding not to exceed $5.3 million.

         >> Repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL by no later than June 15, 2001.

         >> A reduction in the maximum amount available under the revolving credit commitment to $12.5 million.

         >> Repayment of the revolving credit commitment by no later than June 15, 2001.

         >> Repayment of all remaining obligations, including the term debt, by no later than October 1, 2001.

         >> Issuance of a warrant to Citizens to purchase 250,000 shares of the Company's common stock at an exercise price of $1.15 per share. The number of shares subject to purchase will be reduced to 125,000 shares if all obligations under the Credit Agreement are paid in full by October 1, 2001, and no event of default has occurred.

         >> Elimination of the Eurodollar Loan option under the Credit Agreement and an increase in the rate of interest to a variable rate per annum equal to the Prime rate plus three (3%) percent.

         >> Elimination of the financial covenants requiring minimum quarterly and annual levels of Consolidated Net Income.

         >>   Elimination of the current ratio covenant.

         >>   Elimination of the leverage ratio covenant.

         >>   A decrease in the Debt Service Coverage Ratio.

         >> Introduction of a new covenant requiring a minimum level of EBITDA in the amount of $1.0 million per quarter.

         >> Introduction of a new covenant requiring Minimum Consolidated Net Worth of $27.0 million.

Refinancing Commitments


         The Company has recently received financing commitments that it believes are sufficient to meet its obligations to refinance the Company's credit facilities within the timelines established under the First Amendment. The Company has received the following financing commitments:

         >> On April 17, 2001, the Company entered into a commitment with Congress Financial Corporation, a division of First Union Bank, to provide a secured, revolving credit facility up to a maximum amount of $20.0 million. The proceeds of this facility will be used to refinance the revolving credit commitments pursuant to the First Amendment.

         >> On April 11, 2001, Phoenix Enterprises LLC ("Phoenix") entered into a commitment to purchase or cause to be purchased $2.5 million of the Company's common stock at a price of $1.15 per share by no later than June 15, 2001. The proceeds from the sale will be utilized for the prepayment of the term debt facility required under the First Amendment. The purchase agreement will also provide that upon closing of the transaction Phoenix and/or its designees will receive warrants to purchase an aggregate of 425,000 shares of the Company's common stock, with an exercise price of $1.15 per share. In connection with a previous consulting agreement, the Company also issued warrants to Phoenix to purchase 250,000 shares of the Company's common stock at an exercise price of $1.43 per share.

         >> On February 9, 2001, the Company entered into a commitment with SouthTrust Bank to provide $1.9 million in financing for repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL.

         Each of the financing commitments is subject to definitive documentation which will include customary terms and closing conditions. Although the Company expects to close within the timeframes prescribed in the First Amendment, there can be no assurance that such financings will close or will close within the required deadlines.

         The Company believes that cash flows generated by operations, together with existing cash, the Company's borrowing capacity and the financings described above, will be sufficient to support the Company's operations through 2001.

Effects of Inflation

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its results over the last three years.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

         The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward hedge exchange contracts to hedge payments that are in other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the results of the Company's operations. Certain increases or decreases in these payments are then offset by gains or losses on the related short-term forward exchange contracts. The Company has in the past entered into fixed financial hedge contracts on certain of its raw materials for use in its manufacturing segment. During the three months ended March 31, 2001, the Company did not enter into any material fixed financial hedge contracts and there were no fixed financial hedge contracts open at March 31, 2001.

Commodity Price Risk

         The Company enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of March 31, 2001, the Company had the following related to inventory exchanges:

Total pounds receivable under the exchange contracts                                 1,311,222
Total amount receivable under the exchange contracts                                $  145,581
Weighted average price per pound receivable under the exchange contracts            $   0.1110

         Due to the fact that the Company is a market maker in acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. Therefore, the Company believes that it can reposition itself with respect to the inventory exchanges in order to minimize the market risk inherent in such positions.

Interest Rate Risk

         The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2001. However, there can be no assurances that interest rates will not significantly affect its results of operations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings. The Company at times becomes involved in litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JLM INDUSTRIES, INC.

Dated:  May 11, 2001                /s/ JOHN L. MACDONALD
                                    --------------------------------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer



Dated:  May 11, 2001                /s/ MICHAEL E. HAYES
                                    --------------------------------------------
                                    Michael E. Hayes
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)