Form 10-K/A
period 2000-12-31
JLM INDUSTRIES INC
filed 2001-07-19
CIK 1038237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K/A
                                Amendment No. 2

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes [_] No [X]

   The aggregate market value of common stock held by non-affiliates of the registrant at April 10, 2001 was $4,052,785, based upon the last reported sale price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at April 10, 2001 was 6,568,222.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT NO. 2
                           TO THE FORM 10-K FILED BY

                     JLM INDUSTRIES, INC. ON APRIL 17, 2001

   Item 8 to the Form 10-K filed by JLM Industries Inc. on April 17, 2001 is hereby amended and restated in its entirety as set forth below.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                  As of December 31, 2000 and 1999 (Restated)
 And for the years ended December 31, 2000, 1999 (Restated) and 1998 (Restated)

Independent Auditors' Report................................................   4
Consolidated Balance Sheets.................................................   5
Consolidated Statements of Operations and Comprehensive Income (Loss).......   6
Consolidated Statements of Changes in Stockholders' Equity..................   7
Consolidated Statements of Cash Flows.......................................   8
Notes to Consolidated Financial Statements..................................   9

                   Consolidated Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..............................  30

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

Tampa, Florida
April 17, 2001

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

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No.2 to the Annual Report of Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

                                          JLM Industries, Inc.


Date: July 19, 2001                                /s/ Michael E. Hayes
                                          By: _________________________________
                                                     Michael E. Hayes
                                            Vice President and Chief Financial
                                                          Officer