Form 10-Q
period 2001-06-30
JLM INDUSTRIES INC
filed 2001-08-14
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

                   8675 Hidden River Parkway, Tampa, FL 33637
                   -------------------------------------------
                     (Address of principal executive office)
                                 (813) 632-3300
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]


                 Class                            Outstanding at August 10, 2001
                 -----                            ------------------------------
  Common stock, par value $.01 per share                       8,833,017

                              JLM INDUSTRIES, INC.



                                     INDEX
                                                                           PAGE
PART I                         FINANCIAL INFORMATION                       NUMBER
------                         ---------------------                       ------

Item 1     Unaudited Condensed Consolidated Financial Statements                3
           Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       10

Item 3     Quantitative and Qualitative Disclosures about Market Risk          16

Part II    OTHER INFORMATION
-------    -----------------

Item 2     Changes in Securities and Use of Proceeds                           18

Item 4     Submission of Matters to a Vote of Security Holders                 18

Item 6     Exhibits and Reports on Form 8-K                                    19


                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED  CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                               June 30,   December 31,
                                                                 2001         2000
                                                              ---------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                   $   3,162    $   6,873
  Marketable securities                                             193          378
  Accounts Receivable:
    Trade                                                        46,656       47,507
    Other                                                         2,158        4,106
  Inventories                                                    23,487       24,508
  Prepaid expenses and other current assets                       2,122        2,118
  Income tax receivable                                             359           --
                                                              ---------    ---------
          Total current assets                                   78,137       85,490
  Other investments                                               5,669        5,644
  Property and equipment - net                                   22,832       24,202
  Goodwill and other intangibles                                 11,752       12,052
  Other assets - net                                              7,967        7,692
                                                              ---------    ---------
          Total assets                                        $ 126,357    $ 135,080
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                       $  68,479    $  76,985
  Current portion of long-term debt                               3,795        7,258
  Income taxes payable                                               --        1,175
  Deferred revenue - current                                        600          600
                                                              ---------    ---------
          Total current liabilities                              72,874       86,018
  Long-term debt less current portion                            15,698       14,156
  Deferred income taxes                                           2,882        2,628
  Deferred revenue and other liabilities                          3,278        3,594
                                                              ---------    ---------
          Total liabilities                                      94,732      106,396
                                                              ---------    ---------

Minority interest                                                   754          754
                                                              ---------    ---------

 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
      0 shares issued and outstanding                                --           --
    Common stock - $.01 par value;
      30,000,000 shares authorized; 9,498,996 and 7,234,201
      shares issued, respectively                                    95           72
    Additional paid-in capital                                   24,292       21,769
    Retained earnings                                            12,130       11,301
    Accumulated other comprehensive loss                         (2,377)      (1,943)
                                                              ---------    ---------
                                                                 34,140       31,199
    Less treasury stock at cost - 665,979 shares                 (3,269)      (3,269)
                                                              ---------    ---------
          Total stockholders' equity                             30,871       27,930
                                                              ---------    ---------

          Total liabilities and stockholders' equity          $ 126,357    $ 135,080
                                                              =========    =========

       See Notes to Unaudited Condensed Consolidated Financial Statements


                                   JLM INDUSTRIES, INC. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                    (in thousands, except share amounts)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                   ---------------------------   --------------------------
                                                       2001           2000            2001          2000
                                                   -----------    -----------    -----------    -----------
     Revenues                                      $   105,755    $   110,944    $   221,794    $   198,350
     Cost of sales                                     100,655        105,464        210,211        189,346
                                                   -----------    -----------    -----------    -----------
       Gross profit                                      5,100          5,480         11,583          9,004
     Selling, general and administrative
         expenses                                        5,550          6,071         11,269         11,801
                                                   -----------    -----------    -----------    -----------
       Operating (loss) income                            (450)          (591)           314         (2,797)
     Interest expense - net                               (935)          (660)        (1,548)        (1,273)
     Other income - net                                  2,785            159          2,755            729
     Foreign currency exchange loss - net                 (382)           (32)          (227)           (73)
                                                   -----------    -----------    -----------    -----------
     Income (loss) before minority interest and
        Income taxes                                     1,018         (1,124)         1,294         (3,414)
     Minority interest in loss (income) of
        subsidiary                                          42            (49)          --             (145)
                                                   -----------    -----------    -----------    -----------
     Income (loss) before income taxes                   1,060         (1,173)         1,294         (3,559)
     Income tax provision (benefit)
       Current                                             (12)          (640)           363         (1,794)
       Deferred                                            495            336            101            596
                                                   -----------    -----------    -----------    -----------
     Total income tax provision (benefit)                  483           (304)           464         (1,198)
                                                   -----------    -----------    -----------    -----------
     Net income (loss)                                     577           (869)           830         (2,361)
     Other comprehensive income (loss)                      55           (289)          (435)          (787)
                                                   -----------    -----------    -----------    -----------
     Comprehensive income (loss)                   $       632    $    (1,158)   $       395    $    (3,148)
                                                   ===========    ===========    ===========    ===========

     Basic and diluted earnings (loss) per share   $      0.08    $     (0.13)   $      0.11    $     (0.36)

     Weighted average shares outstanding             7,368,825      6,589,313      7,315,815      6,592,315
     Diluted weighted average shares
        Outstanding                                  7,628,742      6,610,187      7,575,732      6,613,189

       See Notes to Unaudited Condensed Consolidated Financial Statements

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Six Months Ended June 30,
                                                                                  ------------------------
                                                                                      2001          2000
                                                                                  ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $    830    $ (2,361)
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Deferred income taxes                                                             101         596
       Minority interest in income of subsidiaries                                      --           145
       Depreciation and amortization                                                   1,931       2,005
       Gain on asset disposal                                                           --          (326)
       (Increase) decrease in assets:
           Accounts receivable                                                         2,800      (3,334)
           Inventories                                                                 1,021      (9,358)
           Prepaid expenses and other current assets                                      (5)      1,020
           Other assets                                                                 (466)        (39)
           Other investments                                                             160      (2,628)
       (Decrease) increase in liabilities:
           Accounts payable and accrued expenses                                      (8,505)     17,548
           Income taxes payable                                                       (1,382)     (2,610)
           Deferred revenue                                                             (311)      1,082
           Other liabilities                                                              (5)
                                                                                    --------    --------

                Net cash (used in) provided by operating activities                   (3,831)      1,740
                                                                                    --------    --------


     CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of assets                                                   --         2,530
         Capital expenditures                                                            (70)       (842)
                                                                                    --------    --------
            Net cash (used in) provided by investing activities                          (70)      1,688
                                                                                    --------    --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from (repayments of) revolving line of credit                   (2,663)     32,913
         Proceeds from long-term borrowing                                            12,128        --
         Principal payments of long-term debt                                        (11,386)    (34,534)
         Proceeds from sales of stock                                                  2,546          65
         Purchase of treasury shares                                                    --           (74)
                                                                                    --------    --------

           Net cash provided by  (used in)  financing activities                         625      (1,630)
                                                                                    --------    --------

     Effect of foreign exchange rates on cash                                           (435)       (787)
                                                                                    --------    --------

           Net (decrease) increase in cash and cash equivalents                       (3,711)      1,011
     Cash and cash equivalents, beginning of period                                    6,873       1,420
                                                                                    --------    --------

     Cash and cash equivalents, end of period                                       $  3,162    $  2,431
                                                                                    ========    ========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
            Interest                                                                $  1,145    $  1,327
            Income taxes                                                            $   --      $   --

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
         Sale of customer list in exchange for relief of accounts payable           $  2,900    $   --

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

2.  Summary of Significant Accounting Policies

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on July 19, 2001.

    In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for the respective three and six months ended June 30, 2001 and 2000. Interim results for the three and six months ended June 30, 2001, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001.

    Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of stock options and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

    Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at June 30, 2001. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three and six months ended June 30, 2001. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (In thousands)


2.  Summary of Significant Accounting Policies - Continued

    Statement of Financial Accounting Standard ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001.

    The Company uses certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company's various local currencies. At June 30, 2001, the Company had forward currency exchange agreements that remained outstanding. The difference between the fair market value of the forward currency exchange agreements at inception and the fair market value of the agreements at June 30, 2001 was insignificant.

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3.  Long-Term Debt

     On June 28, 2001, the Company consummated a series of debt and equity financings aggregating approximately $31.5 million, the proceeds of which were used to refinance the Company's prior credit facilities and reduce indebtedness. The financings consisted of: (i) a $20.0 million revolving credit facility; (ii) a $7.1 million term debt facility; (iii) a $1.9 million mortgage loan; and (iv) a $2.5 million private placement of common stock.

    Revolving Credit Facility. On June 28, 2001, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Congress Financial Corporation (Florida) ("Congress"). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company eligible accounts, plus the lesser of (i) 55% of the value of the Company's eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of June 30, 2001, $6.6 million was outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bore interest at 7.5% per annum as of June 30, 2001. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company's receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2003, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company prepayment of borrowings made thereunder, the Company will be required to pay a termination fee of (x) $400,000 if the facility is terminated on or before June 28, 2002, or (y) $200,000 if the facility is terminated after such date.

    Term Debt Facility. On June 28, 2001, the Company entered into a $7.1 million term loan (the "Term Debt Facility") with GATX Capital Corporation ("GATX") which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. Borrowings under the Term Debt Facility bear interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 72 monthly installments of principal and accrued interest in the amount of $135,771 each, ending July 27, 2007. Borrowings under the Term Debt Facility may be prepaid subject to a prepayment penalty ranging between $198,083 (if paid between June 28, 2001 and June 30, 2002) to $18,677 (if paid between July 1, 2005 and June 30, 2006).

    In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company's common stock at an exercise price of $2.30 per share (the "GATX Warrants"). The GATX Warrants are immediately exercisable and expire on June 28, 2011. The fair value of the warrants at June 30, 2001, was $75,636. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants.

    Mortgage Loan. On June 15, 2001, the Company entered into a $1.9 million credit agreement (the "Mortgage Loan") with SouthTrust Bank ("SouthTrust"). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. As of June 30, 2001, borrowings under the Mortgage Loan bore interest at 6.7% per annum. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty.

    Private Placement. On June 28, 2001, the Company consummated a private placement (the "Private Placement") of 2,173,913 shares of common stock (the "Shares") at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase an aggregate of 425,000 shares of the Company's common stock to Phoenix Enterprises LLC ("Phoenix") and its designees, at an exercise price of $1.15 per share ( the "Phoenix Warrants"). The Phoenix Warrants are immediately exercisable and expire five years from the date of grant.

4.  Sale of Business

    During the second quarter the Company closed on a transaction to sell a portion of JLM Marketing's solvents distribution business in the United States to Sasol North America for $2.9 million. The $2.9 million is reflected in other income in the unaudited condensed consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
                                 (In thousands)


3.  Segment Data

    JLM's business consists of marketing and manufacturing segments. JLM's manufacturing segment consists of JLM Chemicals, Inc. JLM's marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The following schedule presents information about JLM's operating segments and geographic locations for the six months ended June 30:





INDUSTRY SEGMENT                           2001         2000
                                      ---------    ---------
     Revenues:
       Marketing                      $ 209,152    $ 188,030
       Manufacturing                     12,642       10,320
                                      ---------    ---------
                                      $ 221,794    $ 198,350
                                      =========    =========

     Operating Income (Loss):
       Marketing                      $   2,290    $   1,135
       Manufacturing                       (307)      (1,994)
       Corporate                         (1,669)      (1,938)
                                      ---------    ---------
                                      $     314    $  (2,797)
                                      =========    =========

     Depreciation and Amortization:
       Marketing                      $     967    $   1,053
       Manufacturing                        893          878
       Corporate                             71           74
                                      ---------    ---------
                                      $   1,931    $   2,005
                                      =========    =========

     Identifiable Assets:
       Marketing                      $  94,332    $ 119,163
       Manufacturing                     22,238       23,789
       Corporate                          9,787       10,923
                                      ---------    ---------
                                      $ 126,357    $ 153,875
                                      =========    =========

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
                                 (In thousands)




3.   Segment Data - Continued


     GEOGRAPHIC LOCATION             2001         2000
                                ---------    ---------
     Revenues:
       United States            $  60,093    $  76,265
       Holland                     54,538       72,926
       Singapore                   90,712       30,982
       South Africa                12,089       11,008
       Venezuela                       --        1,674
       Other nations                4,362        5,495
                                ---------    ---------
                                $ 221,794    $ 198,350
                                =========    =========

     Operating Income (Loss):
       United States            $     233    $  (2,677)
       Holland                       (272)       1,034
       Singapore                    1,644          304
       South Africa                   165            1
       Venezuela                     --           (263)
       Other nations                  213          742
       Corporate                   (1,669)      (1,938)
                                ---------    ---------
                                $     314    $  (2,797)
                                =========    =========

     Identifiable Assets:
       United States            $  68,789    $  81,020
       Holland                     12,982       27,553
       Singapore                   27,622       23,846
       South Africa                10,465        9,187
       Venezuela                       --        2,585
       Other nations                6,499        9,684
                                ---------    ---------
                                $ 126,357    $ 153,875
                                =========    =========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is one of the largest chemical distributors in North America and is a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the "Blue Island Plant"), and seeks to add new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to strengthening its position in its core chemical businesses, the Company seeks to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

    The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant. The Company's marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations.

    The Company's marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including growth in the homebuilding and automobile sectors and the overall economic environment. The Company's supply agreements, primarily relating to acetone, frequently contain a term providing for a fixed percentage of profit per unit of product sold. In addition, the Company's supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company's option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

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

                                             ------------------------------------------  ------------------------------------------
                                                          Three Months Ended June 30,                   Six Months Ended June 30,
                                             ------------------------------------------  ------------------------------------------
                                                      2001                  2000                   2001                2000
                                             ------------------- ----------------------  --------------------  --------------------
     Segment revenues:
       Marketing                             $  99,354     93.9 %  $ 104,751      94.4 %  $ 209,152     94.3 %  $ 188,030     94.8 %
       Manufacturing                             6,401      6.1 %      6,193       5.6 %     12,642      5.7 %     10,320      5.2 %
                                             ---------   ------    ---------    ------    ---------   ------    ---------    -----
     Total segment revenues                  $ 105,755    100.0 %  $ 110,944     100.0 %  $ 221,794    100.0 %  $ 198,350    100.0 %

     Segment gross profit (loss):
       Marketing                             $   4,254     83.4 %  $   4,857      88.6 %  $   9,637     83.2 %  $   9,412    104.5 %
       Manufacturing                               846     16.6 %        623      11.4 %      1,946     16.8 %       (408)    (4.5)%
                                             ---------   ------    ---------    ------    ---------   ------    ---------    -----
     Total segment gross profit              $   5,100    100.0 %  $   5,480     100.0 %  $  11,583    100.0 %  $   9,004    100.0 %

     Segment operating income (loss):
       Marketing                             $     721   (160.2)%  $   1,665    (281.7)%  $  2,290     729.3 %  $   1,135    (40.6)%
       Manufacturing                              (284)    63.1 %       (497)     84.1 %      (307)    (97.8)%     (1,994)    71.3 %
                                             ---------   ------    ---------    ------    ---------   ------    ---------    -----
     Total segment operating income (loss)         437    (97.1)%      1.168    (197.6)%     1,983     631.5 %       (859)    30.7 %
     Corporate expense                            (887)   197.1 %     (1,759)    297.6 %     (1,669)  (531.5)%     (1,938)    69.3 %
                                             ---------   ------    ---------    ------    ---------   ------    ---------    -----
     Total operating income (loss)           $    (450)   100.0 %  $    (591)    100.0 %  $     314    100.0 %  $  (2,797)   100.0 %
                                             =========   ======    =========    ======    =========   ======    =========    =====


Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Revenues. Revenues decreased $5.2 million, or 4.7%, to $105.8 million for the three months ended June 30, 2001 from $110.9 million for the comparable period in the prior year. Revenues for the marketing segment decreased $5.4 million, or 5.2%, to $99.4 million for the quarter ended June 30, 2001 from $104.8 million for the comparable period in the prior year. The decrease in marketing revenues was the result of decreased sales from the Company's Holland subsidiary, along with lower revenues from the Company's marketing and distribution business in the United States. Lower domestic revenues were primarily the result of the sale in 2001 of the Company's solvents distribution business in the United States to Sasol North America, Inc. Revenues for the manufacturing segment increased $0.2 million, or 3.4%, to $6.4 million for the three months ended June 30, 2001 from $6.2 million for the comparable period in the prior year. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

    Gross Profit. Gross profit decreased approximately $0.4 million, or 6.9%, to $5.1 million for the three months ended June 30, 2001 from $5.5 million for the comparable period in the prior year. Gross profit from the marketing segment decreased $0.6 million to $4.3 million for the second quarter of 2001 from $4.9 million for the comparable prior year period, a decrease of 12.4%. The decrease in gross profit was primarily due to lower gross margins from the Company's Holland subsidiary related to weakness in the Euro, and the sale in 2001 of the Company's solvents distribution business in the United States to Sasol North America, Inc. Lower gross profits in Europe and the United States were partly offset by increased gross profits from JLM International, Inc. and from the Company's Singapore subsidiary.

    Gross profit from the manufacturing segment increased $0.2 million, or 35.8%, to $0.8 million for the second quarter of 2001 from $0.6 million reported for the quarter ended June 30, 2000. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs.

    Selling, General and Administrative Expenses (SG&A). SG&A decreased $0.5 million, or 8.6%, to $5.6 million for the three months ended June 30, 2001 from $6.1 million in the second quarter of 2000. As a percentage of revenues, SG&A decreased to 5.2% of revenues for the second quarter of 2001 from

5.5% of revenues for the second quarter of 2000. The decrease in SG&A was primarily a result of reductions in personnel, office closings and other cost savings initiatives implemented by management in the last six months of 2000 and the first six months of 2001.

    Operating Income (Loss). Operating income (loss) improved by $0.1 million, or 23.9% to an operating loss of $0.5 million for the three months ended June 30, 2001 from an operating loss of $0.6 million for the three months ended June 30, 2000.

    Interest Expense - Net. Interest expense, net of interest income, increased by $0.2 million, or 41.7%, to $0.9 million for the second quarter of 2001 from $0.7 million in the three months ended June 30, 2000. The increase in interest expense was primarily due to higher interest rates in the second quarter of 2001 in connection with a waiver and amendment to the Company's former credit facility. The Company completed a refinancing in the second quarter of 2001 and accordingly, anticipates lower interest expense for the third quarter (See "Liquidity and Capital Resources - Refinancings and Credit Facilities").

    Other Income. Other income increased by $2.6 million to $2.8 million in the three months ended June 30, 2001 from $0.2 million for the second quarter of 2000. The increase was primarily attributable to a gain of $2.9 million on the sale of the Company's solvents distribution business in the United States to Sasol in the second quarter of 2001.

    Foreign Currency Exchange Gain (Loss). During the quarter ended June 30, 2001, the Company experienced a weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss on foreign currency exchange of $0.4 million rising to $0.4 million from $32,000 in the same period in 2000.

    Income Tax Provision (Benefit). The Company's income tax provision for the second quarter of 2001 rose $0.8 million to $0.5 million from an income tax benefit of $0.3 million in the second quarter of 2000. The increase in the Company's income tax provision was primarily attributable to a gain of $2.9 million on the sale of the Company's solvents distribution business in the United States to Sasol in the second quarter of 2001.

    Net income (loss). Net income (loss) increased by $1.5 million to net income of $0.6 million for the three months ended June 30, 2001 as compared to a net loss of $0.9 million in the three months ended June 30, 2000.

    Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at June 30, 2001. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three months ended June 30, 2001. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity. Net other comprehensive income (loss) increased by $0.3 million to other comprehensive income of $55,000 for the three months ended June 30, 2001 from other comprehensive loss of $0.3 million in the three months ended June 30, 2000.

    Comprehensive income (loss). Comprehensive income (loss), including the effect of other comprehensive income (loss), increased by $1.8 million to comprehensive income of $0.6 million for the three months ended June 30, 2001 from a comprehensive loss of $1.2 million in the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Revenues. Revenues increased $23.4 million, or 11.8%, to $221.8 million for the six months ended June 30, 2001 from $198.4 million for the comparable period in the prior year. Revenues for the marketing segment increased $21.1 million, or 11.2%, to $209.2 million for the quarter ended June 30, 2001 from $188.0 million for the comparable period in the prior year. The increase in marketing revenues was primarily the result of increased sales from the Company's Singapore subsidiary partly offset by lower revenues from the Company's Holland subsidiary. The Company also experienced lower revenues from its marketing activities in the United States in the first six months of 2001 due to the sale in 2001 of its solvents distribution business to Sasol. Revenues for the manufacturing segment increased $2.3 million, or 22.5%, to $12.6 million for the first half of 2001 from $10.3 million for the first six months of 2000. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

    Gross Profit. Gross profit increased approximately $2.6 million, or 28.6%, to $11.6 million for the six months ended June 30, 2001 from $9.0 million for the comparable prior year period. Gross profit from the marketing segment increased $0.2 million to $9.6 million for the first half of 2001 from $9.4 million for the comparable prior year period, a decrease of 2.4%. The increase in gross profit was primarily due to higher gross profits from JLM International, Inc. and from the Company's Singapore subsidiary. Higher gross profits in JLM International, Inc. and Singapore were partly offset by lower gross margins from the Company's Holland subsidiary related to weakness in the Euro.

    Gross profit from the manufacturing segment increased $2.4 million to $1.9 million for the first six months of 2001 from a loss of $0.4 million for the period ended June 30, 2000. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs.

    Selling, General and Administrative Expenses (SG&A). SG&A decreased $0.5 million, or 4.5%, to $11.3 million for the six months ended June 30, 2001 from $11.8 million in the first half of 2000. As a percentage of revenues, SG&A decreased to 5.1% of revenues for the six months ended June 30, 2001 from 5.9% of revenues for same period of 2000. The decrease in SG&A was primarily a result of reductions in personnel, office closings and other cost savings initiatives implemented by management in the last six months of 2000 and the first six months of 2001.

    Operating Income (Loss). Operating income increased by $3.1 million to an operating profit of $0.3 million for the six months ended June 30, 2001 from an operating loss of $2.8 million for the six months ended June 30, 2000.

    Interest Expense - Net. Interest expense, net of interest income, increased by $0.2 million, or 21.6%, to $1.5 million for the first six months of 2001 from $1.3 million in the prior year period. The increase in interest expense was primarily due to higher interest rates in the first half of 2001 in connection with a waiver and amendment to the Company's former credit facility. The Company completed a refinancing in the second quarter of 2001 and accordingly, anticipates lower interest expense for the third quarter (See "Liquidity and Capital Resources - Refinancings and Credit Facilities").

    Other Income. Other income increased $2.0 million, or 277.9%, to $2.8 million in the six months ended June 30, 2001 from $0.7 million for the same period of 2000. The increase was primarily attributable to a gain of $2.9 million on the sale of the Company's solvents distribution business in the United States to Sasol North America, Inc. in the second quarter of 2001.

    Foreign Currency Exchange Gain (Loss). During the six month period ended June 30, 2001, the Company experienced a weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss on foreign currency exchange of $0.2 million, or 211.0%, rising to $0.2 million from $73 thousand in the same period in 2000.

    Income Tax Provision (Benefit). The Company's income tax provision for the first six months of 2001 rose $1.7 million to $0.5 million from an income tax benefit of $1.2 million in the same period of 2000. The increase in the Company's income tax provision was primarily attributable to a gain of $2.9 million on the sale of the Company's solvents distribution business in the United States to Sasol North America, Inc. in the second quarter of 2001 and the improvement in operating income year to date.

    Net income (loss). Net income (loss) increased by $3.2 million to net income of $0.8 million for the six months ended June 30, 2001 from a net loss of $2.4 million in the six months ended June 30, 2000.

    Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at June 30, 2001. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the six months ended June 30, 2001. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity. Net other comprehensive loss decreased by $0.4 million, or 44.7%, to $0.4 million for the six months ended June 30, 2001 from $0.8 million in the six months ended June 30, 2000.

    Comprehensive income (loss). Comprehensive income (loss), including the effect of other comprehensive income (loss), increased by $3.5 million to comprehensive income of $0.4 million for the six months ended June 30, 2001 from a comprehensive loss of $3.1 million in the six months ended June 30, 2000.

Liquidity and Capital Resources

Cash Flows

    Operating activities used approximately $3.8 million of cash in the six months ended June 30, 2001. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided $2.9 million of cash. Changes in assets and liabilities utilized approximately $6.7 million of cash. Investing activities utilized approximately $70,000 of cash, consisting of capital expenditures. Financing activities provided approximately $0.6 million of cash, primarily related to borrowings on long-term debt. Foreign currency translation loss was $0.4 million principally as a result of increased international business and the related foreign currency translation effect.

Refinancings and Credit Facilities

     On June 28, 2001, the Company consummated a series of debt and equity financings aggregating approximately $31.5 million, the proceeds of which were used to refinance the Company's prior credit facilities and reduce indebtedness. The financings consisted of: (i) a $20.0 million revolving credit facility; (ii) a $7.1 million term debt facility; (iii) a $1.9 million mortgage loan; and (iv) a $2.5 million private placement of common stock.

    Revolving Credit Facility. On June 28, 2001, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Congress Financial Corporation (Florida) ("Congress"). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company eligible accounts, plus the lesser of (i) 55% of the value of the Company's eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of June 30, 2001, $6.6 million was outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bore interest at 7.5% per annum as of June 30, 2001. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company's receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2003, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company prepayment of borrowings made thereunder, the Company will be required to pay a termination fee of (x) $400,000 if the facility is terminated on or before June 28, 2002, or (y) $200,000 if the facility is terminated after such date.

    Term Debt Facility. On June 28, 2001, the Company entered into a $7.1 million term loan (the "Term Debt Facility") with GATX Capital Corporation ("GATX") which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. Borrowings under the Term Debt Facility bear interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 72 monthly installments of principal and accrued interest in the amount of $135,771 each, ending July 27, 2007. Borrowings under the Term Debt Facility may be prepaid subject to a prepayment penalty ranging between $198,083 (if paid between June 28, 2001 and June 30, 2002) to $18,677 (if paid between July 1, 2005 and June 30, 2006).

    In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company's common stock at an exercise price of $2.30 per share (the "GATX Warrants"). The GATX Warrants are immediately exercisable and expire on June 28, 2011. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants.

    Mortgage Loan. On June 15, 2001, the Company entered into a $1.9 million credit agreement (the "Mortgage Loan") with SouthTrust Bank ("SouthTrust"). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. As of June 30, 2001, borrowings under the Mortgage Loan bore interest at 6.7% per annum. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty.

    Private Placement. On June 28, 2001, the Company consummated a private placement (the "Private Placement") of 2,173,913 shares of common stock (the "Shares") at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase an aggregate of 425,000 shares of the Company's common stock to Phoenix Enterprises LLC ("Phoenix") and its designees, at an exercise price of $1.15 per share ( the "Phoenix Warrants"). The Phoenix Warrants are immediately exercisable and expire five years from the date of grant.

    At the time of the closing, the Company entered into a registration rights agreement with the holders of the Shares and Phoenix Warrants which required the Company to file a registration statement with the Securities and Exchange Commission relating to the sale of the Shares and shares of common stock issuable upon exercise of the Phoenix Warrants within 30 days from the closing date and use the Company's best efforts to cause such registration statement to be declared effective. The Company filed a Form S-3 Registration Statement on July 20, 2001 relating to the offer and sale by certain shareholders of up to 4,511,022 shares of the Company's common stock. The Company will not receive any proceeds from the sale of the Shares.

    In connection with the closing of the Private Placement, the Company appointed Philip S. Sassower as a director. At closing, Phoenix and Mr. Sassower entered into a standstill agreement with the Company pursuant to which Phoenix and Mr. Sassower agreed for a period of two years that they (and their affiliates) will not, directly or indirectly (i) make, or in any way participate, directly or indirectly, in any solicitation in opposition to the board; (ii) initiate or propose any "shareholder proposals" for submission to a vote of stockholders; (iii) form, join or in any way participate in a group to take any actions otherwise prohibited by the terms of the standstill agreement; or (iv) enter into any arrangements or understandings with any third party with respect to any of the foregoing.

Effects of Inflation

    Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its results over the last three years.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Foreign Currency Exchange Risk

    The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward exchange contracts to manage its exposure to variability in exchange rates. The Company uses certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company's various local currencies. At June 30, 2001, the Company had forward currency exchange agreements that remained outstanding. The difference between the fair market value of the forward currency exchange agreements at inception and the fair market value of the agreements at June 30, 2001 was insignificant.

Commodity Price Risk

    The Company enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of June 30, 2001, the Company had the following related to inventory exchanges:

     Total pounds receivable under the exchange contracts                                 322,684
Total amount receivable under the exchange contracts                                     $ 84,389
Weighted average price per pound receivable under the exchange contracts                 $ 0.2615

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

Forward Looking Information

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the Company's current expectations, estimates and projections about its industry, management's beliefs and certain assumptions made by the Company. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

     The potential risks and uncertainties that could cause actual results to differ materially include: growth in the homebuilding and automobile sectors and the overall economic environment; the cyclical nature of the worldwide chemical market; the possibility of excess capacity; fluctuations in the cost and availability of raw material prices; the political and economic uncertainties associated with international operations; fluctuations of foreign exchange; the risks associated with potential acquisitions, and the ability to implement other features of the Company's business strategy.

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     On June 28, 2001 the Company issued 2,173,913 shares of common stock to 18 accredited investors pursuant to a private placement based on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The aggregate offering price was $2.5 million, and there were no underwriting discounts or commissions paid to in connection with the private placement. In connection with the private placement, the Company issued warrants to purchase an aggregate of 425,000 shares of its common stock to Phoenix and its designees, at an exercise price of $1.15 per share. The issuance of the Phoenix Warrants did not involve a public offering and was based on Section 4(2) of the Securities Act. The Phoenix Warrants are immediately exercisable and expire five years from the date of grant.

     On June 28, 2001, the Company also issued warrants to GATX to purchase 155,109 shares of common stock at an exercise price of $2.30 per share. The issuance of the GATX Warrants did not involve a public offering and was based on
Section 4(2) of the Securities Act. The GATX Warrants are immediately exercisable and expire on June 28, 2011.

Item 4 - Submission of Matters to A Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on June 14, 2001. The following business was transacted during the meeting:

     1. The proposal to approve an amendment to the Company's Certificate of Incorporation and Bylaws to provide for a classified Board of Directors dividing the Company's Directors into three classes (for staggered terms of three years) was not approved. The Company received 4,480,553 votes For and 451,240 votes against the proposal. Passage of the proposal required approval from eighty (80%) percent of the outstanding shares of the Company.

     2.   Election of Directors:           Votes For   Votes Withheld

          John L. Macdonald     Elected    4,487,103       444,690
          Walter M. Tarpley     Elected    4,488,693       443,100
          Sean D. Macdonald     Elected    4,488,243       443,500
          Jerry L. Weinstein    Elected    4,488,793       443,000
          Vincent J. Naimoli    Elected    4,486,793       445,000
          A. Gordon Tunstall    Elected    4,488,793       443,000

     3. The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2001 was approved. The Company received 4,931,793 votes For the proposal, 0 votes Against, and 0 votes Abstained from voting.

Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits

         3.1     Articles of Incorporation, as amended.*
         3.2     Form of Amended and Restated Articles of Incorporation.*
         3.3     Bylaws.*
         3.4     Form of Amended and Restated Bylaws.*
         4.1     Form of Common Stock Certificate.*

     B.  Reports on Form 8-K

         On July 6, 2001, the Company filed a Current Report on Form 8-K disclosing the consummation of a series of debt and equity refinancings aggregating approximately $31.5 million.

______________________

* Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-27843), filed with the Securities and Exchange Commission on July 21, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JLM Industries, Inc.

Dated:  August 14, 2001            /s/ John L. Macdonald
                                   ---------------------------------------------
                                   John L. Macdonald
                                   President and Chief Executive Officer



Dated:  August 14, 2001            /s/ Michael E. Hayes
                                   ---------------------------------------------
                                   Michael E. Hayes
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)