Form 10-K/A
period 2000-12-31
JLM INDUSTRIES INC
filed 2001-09-20
CIK 1038237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                FORM 10-K/A


                              Amendment No. 3


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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes [_] No [X]

   The aggregate market value of common stock held by non-affiliates of the registrant at April 10, 2001 was $4,052,785, based upon the last reported sale price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at March 26, 2001 was 6,568,222.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMENDMENT NO. 3


                TO THE ANNUAL REPORT ON FORM 10-K FILED BY


                           JLM INDUSTRIES, INC.


   Item 1 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed by JLM Industries, Inc. on April 17, 2001 is hereby amended and restated in its entirety as set forth below.


   Item 6 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed by JLM Industries, Inc. on April 17, 2001 is hereby amended and restated in its entirety as set forth below.


   Item 7 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed by JLM Industries, Inc. on April 17, 2001 is hereby amended and restated in its entirety as set forth below.


   Item 8 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed by JLM Industries, Inc. on April 17, 2001 is hereby amended and restated in its entirety as set forth below.


   Item 14 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed by JLM Industries, Inc. on April 17, 2001 is hereby amended as set forth below.


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

                                     PART I

ITEM 1. BUSINESS

Business Overview

   JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is listed as the sixth largest chemical distributor in North America and a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the "Blue Island Plant"), and continually adds new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to continuously strengthening its position in its core chemical businesses, the Company plans to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.


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

   In 1997, the Company purchased a 25.0% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminaling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. In the first quarter of fiscal 2001, the Company made the decision to wind down the operations of JLM Siam. During 2000, the Company has estimated that the anticipated future undiscounted cash flows will be insufficient to recover the carrying value of the Company's investment, the Company wrote off this investment and recorded a loss on impairment in 2000.

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

   The Blue Island Plant paid fines totaling $95,000 in1999, as a result of prior years violations associated with procedural violations that did not result in any emissions or damage to the environment. In one violation, the Company was cited for valves that were not properly locked after an emission control modification was completed by the Company on a volunteer basis. The second violation was due to a nine hour delay in reporting a minor spill that was properly cleaned up. In both instances the Company agreed to mitigated fines rather than proceed with litigation. The Company incurred no environmental fines or penalties related to the Blue Island Plant in 2000.

   The Company does not believe that a material amount of funds will be required to complete remediation at any site, however, it is impossible to predict precisely what effect environmental laws will have on the Company in the future.

ITEM 6. SELECTED FINANCIAL INFORMATION

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (in thousands, except per share data)


                                         Year Ended December 31,
                               ------------------------------------------------
                                 1996      1997      1998      1999      2000
                               --------  --------  --------  --------  --------
Statement of Income Data:
 Revenues....................  $236,521  $286,822  $305,735  $332,698  $434,458
 Gross profit................    28,226    30,221    34,706    21,440    21,670
 Operating income (loss).....    10,969    13,332    11,062    (3,192)   (3,581)
 Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary item.........     4,350     6,735     4,901    (3,541)   (8,296)
Basic Earnings (loss) Per
 Share:
 Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary item.........  $   0.89  $   1.17  $   0.70  $  (0.53) $  (1.26)
Diluted Earnings (loss) Per
 Share:
 Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary item.........  $   0.89  $   1.16  $   0.70  $  (0.53) $  (1.26)
Basic weighted average shares
 outstanding.................     4,878     5,753     7,038     6,665     6,568
Diluted weighted average
 shares outstanding..........     4,878     5,790     7,038     6,665     6,568
Other Financial Data:
 Depreciation and
  amortization...............  $  2,524  $  2,947  $  3,671  $  4,046  $  3,893
 EBITDA (1)..................    13,513    16,850    14,733     4,853    (5,459)
Balance Sheet Data:
 Working Capital (deficit)...  $  1,555  $ 14,321  $ 16,057  $ 18,216  $   (906)
 Total assets................    88,908    84,606   102,726   139,483   136,380
 Total debt..................    31,043     5,964    17,048    27,776    21,414
 Total stockholders' equity..    14,347    38,821    42,351    37,202    27,930
Cash Flow Information:
 Operating activities........  $     19  $  8,606  $  6,109  $  3,276  $ 12,134
 Investing activities........    (6,631)   (3,176)   (5,910)  (13,186)      808
 Financing activities........     6,705    (5,012)   (3,083)    9,964    (6,532)
 Capital expenditures........     7,347     2,875     1,102     2,204     1,548
Effect of Change in
 Accounting Principle (2):
 Net income..................        (7)     (355)     (834)        0         0
 Basic and diluted earnings
  per share..................     (0.01)    (0.08)    (0.12)     0.00      0.00

--------

(1) EBITDA represents the operating income (loss) of the Company plus depreciation and amortization. In 1999, EBITDA also included approximately $4.0 million of tax benefit. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.


(2) During 2000, the Company changed its accounting principle used for certain inventories from last-in, first-out, to first-in, first-out. The Company's prior year financial statements have been retroactively restated to reflect this change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following discussion should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements of the Company and the Notes thereto included in this Annual Report. In particular, for information regarding the Company's operations in different industry segments and geographic locations see Note 17 of Notes to Consolidated Financial Statements.


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

                      As a Percentage of Segment Revenues


                                                              Years Ended
                                                             December 31,
                                                            -------------------
                                                            2000   1999    1998
                                                            ----   -----   ----
Gross profit:
  Marketing................................................  4.8%    6.5%   7.2%
  Manufacturing............................................  8.6%    5.6%  49.7%
                                                            ----   -----   ----
Total gross profit.........................................  5.0%    6.4%  11.4%
                                                            ====   =====   ====
Segment operating income (loss):
  Marketing................................................  0.7%    0.6%   0.5%
  Manufacturing............................................ (8.8%) (14.8%) 39.6%
                                                            ----   -----   ----
Total segment operating income.............................  0.2%    0.2%   4.4%
                                                            ====   =====   ====


                                    Year Ended December 31,
                          ---------------------------------------------------
                               2000              1999              1998
                          ---------------   ---------------   ---------------
                               (in thousands, except percentages)
Revenues:
  Marketing.............  $410,524   94.5%  $313,442   94.2%  $275,654   90.2%
  Manufacturing.........    23,934    5.5%    19,256    5.8%    30,082    9.8%
                          --------  -----   --------  -----   --------  -----
Total revenues..........  $434,458  100.0%  $332,698  100.0%  $305,735  100.0%
                          ========  =====   ========  =====   ========  =====
Gross profit:
  Marketing.............  $ 19,602   90.5%  $ 20,362   95.0%  $ 19,766   57.0%
  Manufacturing.........     2,068    9.5%     1,078    5.0%    14,940   43.0%
                          --------  -----   --------  -----   --------  -----
Total gross profit......  $ 21,670  100.0%  $ 21,440  100.0%  $ 34,706  100.0%
                          ========  =====   ========  =====   ========  =====
Segment operating income
 (loss):
  Marketing.............  $  2,910  (81.3%) $  2,026  (63.5%) $  1,470   13.3%
  Manufacturing.........    (2,116)  59.1%    (2,848)  89.2%    11,903  107.6%
                          --------  -----   --------  -----   --------  -----
Total segment operating
 income (loss)..........       794  (22.2%)     (822)  25.7%    13,373  120.9%
Corporate expense.......    (4,375) 122.2%    (2,370)  74.3%    (2,311) (20.9%)
                          --------  -----   --------  -----   --------  -----
Total operating income
 (loss).................  $ (3,581) 100.0%  $ (3,192) 100.0%  $ 11,062  100.0%
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

   In May 1997, the Company and its joint venture partners agreed to restructure their investments in OTC. As a result, the Company and UDS bought out the interest of a third joint venture partner and each became a 50% owner of OTC. The Company accounts for its investment in OTC through the equity method of accounting. (See Note 6 of Notes to Consolidated Financial Statements). As part of the restructuring, OTC's $3.6 million of existing indebtedness was refinanced and the take-or-pay terminaling agreement between OTC and the Company's olefins marketing operations was cancelled and a new terminaling arrangement was implemented. Under the new arrangement, effective as of January 1, 1997, the Company pays terminal throughput fees only when it utilizes the terminaling facility thus generating offsetting revenues. This restructuring has improved the Company's gross profit potential (as compared to historical results) because the Company is no longer required to incur terminal fees without accompanying revenues.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues. Revenues increased $101.8 million to $434.5 million for the year ended December 31, 2000 from $332.7 million for the prior year, an increase of 30.6%. Revenues for the marketing segment increased $77.8 million to $410.5 million for the year ended December 31, 2000 from $313.4 million for the prior year, an increase of 23.4%. The increase in marketing revenues was the result of increased sales from the Company's domestic marketing operations, and its Holland and Singapore subsidiaries. The increase in domestic marketing operations was primarily due to increases in the selling price of the Company's products. Approximately $16.1 million of the increase in marketing revenues was the result of the inclusion of the Company's South African subsidiary for the full year in 2000. The Company acquired its South African subsidiary in September 1999. Revenues for the manufacturing segment increased $4.7 million, or 24.3%, to $23.9 million for the year ended December 31, 2000, from $19.3 million for the prior year. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices throughout 2000.


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

   Selling, General and Administrative Expenses (SG&A). SG&A increased $0.6 million to $25.3 million for the year ended December 31, 2000 from $24.6 million for the prior year, an increase of 2.5%. The increase was primarily due to the inclusion of expenses related to the Company's operations in South Africa for the full year in 2000, versus only the fourth quarter in 1999. As a percentage of revenue, SG&A decreased to 5.8% of revenues for the year ended December 31, 2000, from 7.4% of revenues for the year ended December 31,1999. The decrease in SG&A as a percentage of revenue was primarily a result of efficiencies gained by integrating the operations of acquired business and costs savings initiatives implemented in the year 2000.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Revenues increased $27.0 million to $332.7 million for the year ended December 31, 1999 from $305.7 million for the prior year, an increase of 8.8%. Revenues for the marketing segment increased $37.8 million to $313.4 million for the year ended December 31, 1999 from $275.7 million for the prior year, an increase of 12.5%. The increase in marketing revenues was the result of increased sales from the Company's Holland and Singapore subsidiaries in addition to the current year acquisitions. Revenues for the manufacturing segment decreased $10.8 million to $19.3 million for the year ended December 31, 1999, from $30.1 million for the prior year, a decrease of 36.0%. The decrease in manufacturing segment revenues was primarily due to decreases in overall acetone and phenol selling prices throughout 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

   Operating activities provided approximately $12.1 million of cash in 2000. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $5.6 million of cash. Changes in assets and liabilities provided approximately $17.7 million of cash. Investing activities provided approximately $1 million of cash. Financing activities utilized approximately $6.5 million of cash, primarily related to principal payments on long-term debt. Foreign currency translation loss was $1.0 million principally as a result of increased international business.


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

  . On March 27, 2001, the Company issued warrants to purchase 250,000 shares of JLM common stock at a price of $1.43 per share to Phoenix Enterprises, LLC ("Phoenix") in exchange for an agreement to provide a standby commitment to purchase up to $7 million of the Company's securities, along with certain consulting services (the "Consulting Agreement"). On April 12, 2001, Phoenix agreed to purchase or cause its designees to purchase $2.5 million of the Company's common stock at a price of $1.15 per share by no later than June 15, 2001 (the "Investment Agreement"). The proceeds from the sale will be utilized for the prepayment of the term debt facility required under the First Amendment. Certain provisions of the Consulting Agreement were modified by the Investment Agreement to provide for the issuance of warrants to purchase an additional 425,000 shares of JLM common stock at a price of $1.15 per share.

  . On February 9, 2001, the Company entered into a commitment with SouthTrust Bank to provide $1.9 million in financing for repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL.

   Each of the financing commitments is subject to customary terms and conditions. Although the Company expects to close within the timeframes prescribed in the First Amendment, there can be no assurance that such commitments will close or will close within required deadlines.

   The Company believes that cash flows generated by operations, existing cash and the Company's borrowing capacity are sufficient to support the Company's business strategies through 2001. JLM believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                  As of December 31, 2000 and 1999 (Restated)
 And for the years ended December 31, 2000, 1999 (Restated) and 1998 (Restated)


Independent Auditors' Report................................................  22
Consolidated Balance Sheets.................................................  23
Consolidated Statements of Operations and Comprehensive Income (Loss).......  24
Consolidated Statements of Changes in Stockholders' Equity..................  25
Consolidated Statements of Cash Flows.......................................  26
Notes to Consolidated Financial Statements..................................  27

                   Consolidated Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..............................  49

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
JLM Industries, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive ((loss) income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for certain inventories from the LIFO to the FIFO method and retroactively restated the 1999 and 1998 financial statements for the change.


Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida

April 17, 2001

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                                                    Restated
                                                        2000          1999
                                                    ------------  ------------
ASSETS
Current Assets:
 Cash and cash equivalents......................... $  6,873,221  $  1,419,568
 Accounts Receivable:
  Trade............................................   47,507,510    52,063,858
  Other............................................    5,406,089     2,431,145
 Inventories.......................................   24,507,901    22,524,047
 Prepaid expenses and other current assets.........    2,117,533     1,877,473
 Income tax receivable.............................          --      3,877,942
                                                    ------------  ------------
    Total current assets...........................   86,412,254    84,194,033
 Other investments.................................    6,021,923     6,725,834
 Property and equipment, net.......................   24,201,841    27,900,465
 Goodwill and other intangibles--net...............   12,051,583    11,692,139
 Other assets--net.................................    7,692,315     8,970,313
                                                    ------------  ------------
    Total assets................................... $136,379,916  $139,482,784
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses............. $ 76,984,627  $ 62,638,192
 Current portion of long-term debt.................    7,257,975     2,904,166
 Income taxes payable..............................    2,475,228           --
 Deferred revenue--current.........................      600,000       435,497
                                                    ------------  ------------
    Total current liabilities......................   87,317,830    65,977,855
 Long-term debt less current portion...............   14,155,851    24,872,156
 Deferred income taxes.............................    2,628,099     7,400,509
 Minority interest.................................      754,269       543,085
 Deferred revenue and other liabilities............    3,594,267     3,487,144
                                                    ------------  ------------
    Total liabilities..............................  108,450,316   102,280,749
Commitments and Contingencies (Note 11)
 Stockholders' Equity:
  Preferred stock--5,000,000 shares authorized;
   0 shares issued and outstanding.................          --            --
  Common stock--$.01 par value, 30,000,000 shares
   Authorized; 7,234,201 and 7,151,151 shares
    issued,
   Respectively....................................       72,342        71,511
  Additional paid-in capital.......................   21,768,656    21,550,453
  Retained earnings................................   11,300,653    19,597,060
  Accumulated other comprehensive loss.............   (1,942,602)     (985,820)
                                                    ------------  ------------
                                                      31,199,049    40,233,204
  Less treasury stock at cost--665,979 and 573,636
   Shares, respectively............................   (3,269,449)   (3,031,169)
                                                    ------------  ------------
    Total stockholders' equity.....................   27,929,600    37,202,035
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $136,379,916  $139,482,784
                                                    ============  ============


                See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                            Years Ended December 31,


                                                       Restated      Restated
                                           2000          1999          1998
                                       ------------  ------------  ------------
Revenues.............................  $434,457,925  $332,697,833  $305,735,314
Cost of sales........................   412,788,160   311,257,954   271,028,839
                                       ------------  ------------  ------------
 Gross profit........................    21,669,765    21,439,879    34,706,475
Selling, general and administrative
 expenses............................    25,250,744    24,632,066    23,644,565
                                       ------------  ------------  ------------
 Operating (loss) income.............    (3,580,979)   (3,192,187)   11,061,910
Interest expense--net................    (2,948,526)   (1,676,036)   (1,300,161)
Other income (expense)--net..........    (5,123,162)      230,539      (160,412)
Foreign currency exchange (loss)--
 net.................................      (437,317)     (237,784)      (38,434)
                                       ------------  ------------  ------------
(Loss) income before minority
 interest and income
 Taxes...............................   (12,089,984)   (4,875,468)    9,562,903
Minority interest in income of
 subsidiaries........................      (211,184)     (287,218)     (255,867)
                                       ------------  ------------  ------------
(Loss) income from continuing
 operations before
 Income taxes and discontinued
  operations.........................   (12,301,168)   (5,162,686)    9,307,036
                                       ------------  ------------  ------------
Income tax provision (benefit)
 Current.............................       767,649    (4,075,746)    3,589,990
 Deferred............................    (4,772,410)    2,453,880       816,240
                                       ------------  ------------  ------------
 Total income tax (benefit)
  provision..........................    (4,004,761)   (1,621,866)    4,406,230
                                       ------------  ------------  ------------
(Loss) income from continuing
 operations before
 Discontinued operations.............    (8,296,407)   (3,540,820)    4,900,806
Discontinued operations:
 Loss from operations (net of income
  tax benefit of $14,900)............           --            --        (19,129)
                                       ------------  ------------  ------------
(Loss) income........................    (8,296,407)   (3,540,820)    4,881,677
Other comprehensive (loss) income....      (956,782)   (1,114,691)      149,614
                                       ------------  ------------  ------------
Comprehensive income (loss)..........  $ (9,253,189) $ (4,655,511) $  5,031,291
                                       ============  ============  ============
Basic (loss) earnings per share:
 (Loss) income from continuing
  operations before
  Discontinued operations............  $      (1.26) $      (0.53) $       0.70
 Net (loss) income...................  $      (1.26) $      (0.53) $       0.70
Diluted (loss) earnings per share:
 (Loss) income from continuing
  operations before
  Discontinued operations............  $      (1.26) $      (0.53) $       0.70
 Net (loss) income...................  $      (1.26) $      (0.53) $       0.70
Weighted average shares outstanding..     6,568,042     6,664,580     7,038,321
Diluted weighted average shares
 outstanding.........................     6,568,042     6,664,580     7,038,321

                See notes to consolidated financial statements.

                              JLM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000


                                                            Accumulated
                                  Additional  (Restated)       Other                      Total
                          Common    Paid-in    Retained    Comprehensive  Treasury    Stockholders'
                          Stock     Capital    Earnings    (Loss) Income    Stock        Equity
                         -------- ----------- -----------  ------------- -----------  -------------
Balance at December 31,
 1977, as reported...... $ 71,051 $21,074,912 $17,709,397   $   (20,743) $       --   $ 38,834,617
Restatement of
 Inventories............                          546,806                                  546,806
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 1997, as restated         71,051  21,074,912  18,256,203       (20,743)         --     39,381,423
Purchase of treasury
 shares.................      --          --          --            --    (2,317,927)   (2,317,927)
Sale of stock to
 employees..............       38      21,020         --            --           --         21,058
Issuance or restricted
 stock..................       99     234,777         --            --           --        234,876
Net income..............      --          --    4,881,677           --           --      4,881,677
Other Comprehensive
 Income.................      --          --          --        149,614          --        149,614
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 1998...................   71,188  21,330,709  23,137,880       128,871   (2,317,927)   42,350,721
Purchase of treasury
 shares.................      --          --          --            --      (713,242)     (713,242)
Sale of stock to
 employees..............       10       2,543         --            --           --          2,553
Issuance of restricted
 stock..................      313     217,201         --            --           --        217,514
Net loss................      --          --   (3,540,820)          --           --     (3,540,820)
Other Comprehensive
 Loss...................      --          --          --     (1,114,691)         --     (1,114,691)
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 1999...................   71,511  21,550,453  19,597,060      (985,820)  (3,031,169)   37,202,035
Purchase of treasury
 shares.................      --          --          --            --      (238,280)     (238,280)
Sale of stock to
 employees..............      651      68,221         --            --           --         68,872
Issuance of restricted
 stock..................      180     149,982         --            --           --        150,162
Net loss................      --          --   (8,296,407)          --           --     (8,296,407)
Other Comprehensive
 Loss...................      --          --          --       (956,782)         --       (956,782)
                         -------- ----------- -----------   -----------  -----------  ------------
Balance at December 31,
 2000................... $ 72,342 $21,768,656 $11,300,653   $(1,942,602) $(3,269,449) $ 27,929,600
                         ======== =========== ===========   ===========  ===========  ============



                See notes to consolidated financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,


                                                      (Restated)   (Restated)
                                            2000         1999         1998
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income....................... $(8,296,407) $(3,540,820) $ 4,881,677
Adjustments to reconcile net (loss)
 income to net cash provided
 by (used in) operating activities:
 Deferred income taxes..................  (4,772,410)   2,453,880      816,240
 Minority interest in income of
  subsidiaries..........................     211,184      287,218      255,867
 Loss (gain) on other investments.......   3,306,203     (259,854)     527,607
 Issuance of restricted stock...........     150,162      217,514      234,876
 Depreciation and amortization..........   3,893,142    4,045,626    3,671,452
 Loss (gain) on sale of assets..........    (320,614)      28,490      116,432
 Allowance for doubtful accounts........     263,048      286,248      270,902
 (Increase) decrease in assets:
  Accounts receivable...................     343,531  (16,708,686)  27,829,808
  Inventories...........................  (2,901,261)    (330,113)   2,412,553
  Prepaid expenses and other current
  assets................................    (240,060)  (1,936,166)    (213,733)
  Other assets..........................      13,652   (3,710,954)    (971,882)
 Decrease (Increase) in liabilities:
  Accounts payable and accrued
  expenses..............................  15,159,396   21,918,542  (32,318,988)
  Income taxes (payable)/receivable.....   5,053,170   (3,395,258)    (878,866)
  Deferred revenue......................     476,458    3,919,477          --
  Other liabilities.....................    (204,832)       1,206     (524,519)
                                         -----------  -----------  -----------
  Net cash provided by (used in)
   operating activities.................  12,134,362    3,276,350    6,109,426
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets...........   2,435,606          --       155,115
 Acquisition of investments.............  (1,020,858)  (3,938,285)    (916,981)
 Proceeds from sale of investments......     941,641      666,564          --
 Capital expenditures...................  (1,548,413)  (2,203,571)  (1,102,192)
 Purchase of subsidiaries...............         --    (7,710,888)  (4,045,469)
                                         -----------  -----------  -----------
  Net cash used in investing
   activities...........................     807,976  (13,186,180)  (5,909,527)
                                         -----------  -----------  -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net (repayments of) proceeds from loans
  payable...............................         --      (454,295)      72,708
 Net proceeds from long-term debt.......     291,917   58,044,321    3,531,500
 Principal payments of long-term debt...  (6,654,412) (46,915,814)  (4,890,483)
 Proceeds from sale stock...............      68,872        2,553       21,058
 Purchase of treasury shares............    (238,280)    (713,242)  (1,817,927)
                                         -----------  -----------  -----------
  Net cash (used in) provided by
   financing activities.................  (6,531,903)   9,963,523   (3,083,144)
                                         -----------  -----------  -----------
Effect of foreign exchange rates on
cash....................................    (956,782)  (1,114,691)     149,614
                                         -----------  -----------  -----------
  Net increase (decrease) in cash and
   cash equivalents.....................   5,453,653   (1,060,998)  (2,733,631)
Cash and cash equivalents, beginning of
 period.................................   1,419,568    2,480,566    5,214,197
                                         -----------  -----------  -----------
Cash and cash equivalents, end of
 period................................. $ 6,873,221  $ 1,419,568  $ 2,480,566
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
 Interest............................... $ 2,462,046  $ 1,425,071  $ 1,344,243
 Income taxes........................... $       --   $   249,456  $ 4,243,724
Noncash operating activities:
 Deferred tax asset adjustment.......... $   214,428  $   341,400  $       --
Noncash investing activities:
 Capital lease obligations.............. $   121,330  $    51,686  $   274,913
 Contribution of net assets of former
  subsidiary to joint venture
  investment............................ $ 2,523,075  $       --   $       --
Noncash financing activities:
 Treasury stock acquired by satisfaction
  of accounts receivable................ $       --   $       --   $   500,000
 Issuance of restricted stock........... $   150,162  $   217,514  $   234,876


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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of JLM Industries, Inc., its wholly owned subsidiaries and a 50.1% interest in Inquinosa, S.A., a Spanish company acquired in July 1998 (see Note 13). The consolidated financial statements also included the accounts of JLM Industries de Venezuela, C.A. through May 18, 2000, the date through which this entity was a wholly owned subsidiary (see Note 4). The principal operating subsidiaries are JLM Marketing, Inc. ("JLM Marketing"), JLM Chemicals, Inc. ("JLM Chemicals"), JLM Terminals, Inc. (JLM Terminals"), JLM International, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc. ("JLM Canada"), JLM Chemicals Asia Pte. Ltd. and JLM Industries (South Africa) (Proprietary) Limited. All material intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

 Restatement

   In the third quarter of 2000, the Company reported a change in the accounting principle used to account for JLM Marketing's inventory from the last-in, first out (LIFO) method to the first-in, first-out (FIFO) method. Accordingly, the Company's financial statements have been retroactively restated to adjust for this change in accounting principle. The retroactive restatement resulted in an adjustment to the Company's retained earnings as of January 1, 1998, representing in an increase of $546,806 over the originally reported amount. In addition, net income was decreased by $833,673, net of tax, for the year ended December 31, 1998. There was no impact from this change on the results of operations for the year ended December 31, 1999.


   Management believes that the change in accounting method from LIFO to FIFO results in a better matching of costs with the related revenues during periods of fluctuating prices and is the primary method used in the industry in which the Company operates. The effect of the change resulted in a decrease of $.12 per basic and diluted share, net of tax, during 1998. There was no impact on the Company's 1999 earnings per share. If the Company had not changed its accounting method from LIFO to FIFO during 2000, net income would have been decreased by $267,867, net of tax, or $.04 per share for the year ended December 31, 2000.


 Cash and Cash Equivalents

   Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued


 Inventories

   Inventories are valued at the lower of cost or market. The Company's inventory, has been determined using the FIFO method.

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

   On December 31, 1996, JLM entered into consulting and non-competition agreements (the "Agreements") with two independent third parties. The terms of the Agreements required the Company to make payments of $230,000 per year, payable semi-annually beginning January 1, 1997 through December 31, 2002 for consulting services, and to provide a loan in the amount of $470,000 which was to be forgiven if the third parties complied with the terms of the non-competition agreement through December 31, 2006. The payments for consulting services were capitalized and amortized over the lives of the agreements. In 1999, the Consulting Agreements were terminated, and unamortized payments of approximately $200,000 were written off on December 31, 1999. In 2000, the $470,000 note receivable from the third parties was determined to be uncollectible and was written off on December 31, 2000.


 Goodwill and Other Intangibles

   Goodwill and other intangibles resulting from business acquisitions (see
Note 13), comprising cost in excess of net assets of businesses acquired, customer lists, employee contracts and distribution rights are being amortized over their estimated lives which range from 3 to 40 years.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued



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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

 Revenue Recognition

   The Company recognizes revenue from product sales upon shipment and passage of title. The Company estimates and records provisions for quantity rebates and sales allowances, if necessary, in the period the sale is reported. Additionally, the Company defers revenue related to all prepayments received for the purchase of fixed quantities of inventory at fixed prices. Revenue is recognized over the term of the agreement based on the units sold under the agreement. The Company records a provision for loss if at any time such agreements will require the Company to sell product in the future at prices below cost. No reserve was required for any of the fiscal years shown. Included in long term deferred revenue and other liabilities is $3,594,267 and $3,487,144 of remaining deferred revenue at December 31, 2000 and 1999, respectively.


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

 Uses of Estimates

   The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies--Continued

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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

4. Goodwill and Other Intangible Assets


   The Company's intangible and other assets consist of the following as of December 31:



                                            Estimated
                                           Useful Lives     2000        1999
                                          -------------- ----------  ----------
   Goodwill.............................. 10 to 40 years $8,166,408  $6,937,999
   Non Compete Contracts................. 3 years           183,429     183,429
   Employee Contracts.................... 3 years           194,492     194,492
   Customer List or Base................. 15 years        4,160,367   4,160,367
   Tax Credit............................ 19 years        1,108,609   1,343,046
                                                         ----------  ----------
                                                         13,813,305  12,819,333
   Accumulated Amortization............................. (1,761,722) (1,127,194)
                                                         ----------  ----------
   Goodwill and other Intangible Assets, net............ 12,051,583  11,692,139
                                                         ==========  ==========

   Included in the accompanying balance sheets within the caption other assets-net, is the following as of December 31:

                                            Estimated
                                           Useful Life      2000        1999
                                          -------------- ----------  ----------
   Distribution Rights................... 15 years       $3,975,527  $2,875,450
   Accumulated Amortization.............................   (382,966)   (164,981)
                                                         ----------  ----------
   Distribution Rights, net............................. $3,592,561  $2,710,469
                                                         ==========  ==========


   Amortization expense during 2000 and 1999 was $923,016 and $1,005,626, respectively.


5. Other Investments


   Investments in partnerships at December 31, 2000 and 1999, consisted principally of the following:

 Quimicos La Barraca, C.A. ("Quibarca")

   On May 19, 2000 the Company discontinued its operations conducted through its subsidiary JLM Venezuela. As a subsidiary, JLM Venezuela's accounts and results of operations were included in the accompanying consolidated financial statements through May 18, 2000. Concurrently with the discontinuation of JLM Venezuela and in order for the Company to maintain a presence in Venezuela, the Company entered into a joint venture agreement with Inversiones 253-34, C.A. to acquire a 49% minority equity interest in Quibarca, an old line distribution business which was a direct competitor of JLM Venezuela in the Venezuelan market. The Company believed that joining forces would not only reduce competition, but would also allow the new entity to take advantage of cost synergies which, under normal circumstances, would not be available. Significant terms of the agreement included that each partner would (a) transfer selective assets into the joint venture and (b) guarantee the solvency of the debtors owing accounts receivable balances contributed by the respective partners to the joint venture. The Company, in exchange for its 49% interest, contributed the net assets remaining from JLM Venezuela which had an agreed upon fair market value of approximately $2,500,000 (which equaled the Company's carrying value of the assets) and cash of approximately $400,000. The investment is accounted for using the equity method, and the Company's equity in earnings during the year ended December 31, 2000 was approximately $129,000. As of December 31, 2000, the Company's investment in Quibarca totaled approximately $3,000,000.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

5. Other Investments--Continued


 Phenol Plant Partnership

   The Company holds a 2% interest in Mt. Vernon Phenol Plant Partnership through its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements with GE Plastics. JLM has an exclusive agreement through 2002, and thereafter, unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 2000 and 1999, the amount of this investment was approximately $496,000. During 2000 and 1999, JLM did not contribute to the partnership or receive any distributions.


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

 Polyform

   During 1999, the Company entered into a $3,000,000 loan agreement with Polyform USA, LLC, with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. In addition to a promissory note from Polyform USA, LLC, the Company received a Guarantee and a Fiduciary Transfer Agreement from Polyform MEPE, the owner of the plant facility in Greece, pledging certain enumerated equipment located in Greece as security for the promissory note. Polyform USA defaulted on the promissory note on January 27, 2000. The Company has filed suit in Florida to recover on the promissory note and in

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

5. Other Investments--Continued


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

 Marketable Securities

   JLM's marketable securities held for trading purposes were approximately $378,000 and $1,239,000, at December 31, 2000 and 1999, respectively. The
Company incurred gains (losses) of approximately $(835,000), $615,000 and $(480,000) during the years ended December 31, 2000, 1999 and 1998, respectively.


6. Olefins Terminal Corporation


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
                                                         ==========  ==========

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

7. Accounts Payable and Accrued Expenses


   Accounts payable and accrued expenses consist of the following at December
31:

                                                            2000        1999
                                                         ----------- -----------
Accounts payable........................................ $64,398,555 $44,589,833
Accrued expenses........................................  12,586,072  18,048,359
                                                         ----------- -----------
                                                         $76,984,627 $62,638,192
                                                         =========== ===========

8. Long-term Debt


   Long-term debt consists of the following at December 31:


                                                          2000        1999
                                                       ----------- -----------
Notes payable to shareholders due in June 2002.
 Interest is Payable monthly at 10.0%, per annum. ...  $ 1,250,000 $ 1,250,000
Mortgage payable due in equal monthly installments
 through June 2004. Interest is payable monthly at
 9.59%, per annum....................................    1,316,124   1,413,018
Secured loan payable due in 2006. Interest is payable
 monthly at rates between 8%--9.68%, per annum.......          --    1,337,095
Acquisition line of credit payable due in November
 2004. Interest is payable monthly at prime rate plus
 1.75%, The prime rate was 9.5% and 5.25%,
 respectively........................................    9,787,763  14,500,000
Secured loans payable due May 19, 2005. Interest is
 payable Monthly at 14.4%, per annum.................       88,624         --
Promissory note to a corporation. Interest rate is
 8%. Annual installments of $18,750 plus Interest are
 due December 6, 2001 and December 6, 2002...........       37,500         --
Note payable due in semi-annual installments through
 November 2000 with a balloon payment due May 2001.
 Interest is payable semi-annually at LIBOR plus one
 point for all payments except for the last one which
 the rate is LIBOR plus three points. LIBOR was 5.04%
 and 5.75%, respectively. ...........................    1,800,000   1,800,000
Note payable due in semi-annual installments through
 March 2002. The note is non-interest bearing.
 Interest has been Imputed at the Company's weighted
 average borrowing rate of 7.37%.....................      899,388   1,248,272
Secured loans payable due in November 2002. Interest
 is payable monthly at prime plus 1.25%. The prime
 rate was 9.5% and 7.25%, respectively...............    6,045,000   5,995,208
Capital lease obligations due in equal monthly
 installments through August 2003. Interest is
 payable monthly at rates between 4.83%--16.99%......      189,427     232,729
    Total............................................   21,413,826  27,776,322
                                                       ----------- -----------
    Less current portion.............................    7,257,975  (2,904,166)
                                                       ----------- -----------
    Long-term portion-term portion...................  $14,155,851 $24,872,156
                                                       =========== ===========


Long-term debt becoming due during subsequent fiscal years ending on December 31 is approximately as follows:


      2001........................................................... $7,257,975
      2002...........................................................  8,074,406
      2003...........................................................    155,439
      2004...........................................................  5,296,006
                                                                      ----------
                                                                      21,413,825
                                                                      ==========

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

8. Long-term Debt--Continued


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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

8. Long-term Debt--Continued


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

  . On March 27, 2001, the Company issued warrants to purchase 250,000 shares of JLM common stock at a price of $1.43 per share to Phoenix Enterprises, LLC ("Phoenix") in exchange for an agreement to provide a standby commitment to purchase up to $7 million of the Company's securities, along with certain consulting services (the "Consulting Agreement"). On April 12, 2001, Phoenix agreed to purchase or cause its designees to purchase $2.5 million of the Company's common stock at a price of $1.15 per share by no later than June 15, 2001 (the "Investment Agreement"). The proceeds from the sale will be utilized for the prepayment of the term debt facility required under the First Amendment. Certain provisions of the Consulting Agreement were modified by the Investment Agreement to provide for the issuance of warrants to purchase an additional 425,000 shares of JLM common stock at a price of $1.15 per share.


  . On February 9, 2001, the Company entered into a commitment with SouthTrust Bank to provide $1.9 million in financing for repayment of the existing mortgage on the Company's corporate headquarters in Tampa, FL.

   Each of the financing commitments is subject to customary terms and conditions. Although the Company expects to close within the timeframes prescribed in the First Amendment, there can be no assurance that such commitments will close or will close within required deadlines.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

9. Related Party Transactions


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
    Net deferred tax liability....................... $(2,628,099) $(7,400,509)
                                                      ===========  ===========

   The current year net deferred tax liability resulted from the impact of taxes payable in foreign jurisdictions and the receipt of an overpayment of a refund from the Internal Revenue Service.

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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

10. Income Taxes--Continued


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

   On October 16, 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program") whereby the Company can purchase up to 500,000 shares of its common stock. On September 6, 2000, the Company's Board of Directors approved another Stock Purchase Program whereby the Company can purchase up to 100,000 shares of its common stock. During 2000, 1999 and 1998, the Company purchased approximately 92,000, 149,000 and 330,000 shares of its common stock for approximately $238,000, $713,000 and $1,818,000 , respectively, under the Programs.

   In December 1998, the Company acquired 90,909 shares of its common stock in satisfaction of accounts receivable from a minority stockholder. The accounts receivable arose from advances to an affiliated company owned by the minority stockholder.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

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

   During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4,160,000 as a prepayment towards future purchases by the third party. Volume commitments by the third party were 18 million pounds in 1999, 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and is being applied against purchases over the agreement term. Sales exceeding the yearly volume

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

12. Commitments and Contingencies--Continued


under the contract will be sold at market price. Additionally, the third party, over the agreement term, has an option to increase the volume up to 45 million pounds in 2002 for an additional prepayment of $1,700,000 by December 31, 2001. In March 2000, the parties amended the agreement, which revised the formula based price. In return, the Company received an additional $1,000,000 from the third party.

13. Profit-Sharing Plan


   The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company's contribution rate is determined annually at the beginning of each plan year. In 1999 and 1998 the Company matched 100% of the contribution of eligible employees, up to a maximum amount of 6% of the employees' compensation. In 2000, there was no Company contribution for non-union employees, but the Company made matching contribution of 100% of the amount contributed by union employees up to a maximum amount of 6% of the employees' compensation in accordance with their collective bargaining agreement. The costs for this plan were approximately $81,000, $376,000 and $395,000,in 2000, 1999 and 1998, respectively.

14. Acquisitions


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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

14. Acquisitions--Continued


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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

14. Acquisitions--Continued


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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

14. Acquisitions--Continued


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

15. Stock-Based Compensation


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

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

15. Stock-Based Compensation--Continued


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

16. Employee Stock Purchase Plan


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

17. Segment Reporting


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

18. Recent Developments


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

19. Quarterly Financial Data (Unaudited)


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


       Employment agreement between JLM Industries, Inc. and Walter M. Tarpley
 10.40 dated (2)
 10.41 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd
       combined financial statements for the three-year period ended December
       31, 1997. (3)
 10.42 Purchase agreement with ICI South Africa Limited. (4)
 10.43 Purchase agreement with Societe Financiere d'Entreposage et de Commerce
       International de l'Alcool, S.A. (4)
       Employment agreement between JLM Industries, Inc. and Michael E. Hayes
 10.44 dated October 1, 2000.
 10.45 First Amendment to Amended and Restated Credit Agreement dated April 16,
       2001 by and between Citizens Bank of Massachusetts and JLM Industries,
       Inc., JLM Terminals, Inc., JLM International, Inc. JLM Chemicals, Inc.,
       Browning Chemical Corporation, JLM Realty, Inc., Mac Aviation, JLM
       (IND.), Inc., JLM Illinois Marketing Services, Illinois International
       Services, Inc. and JLM Export Company.
 18    Letter re: change in accounting principles. (5)
 21.1  List of Subsidiaries of the Company.
 23.1  Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

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

(5) Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.


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

Date: September 18, 2001


                                                 /s/ Michael E. Hayes

                                          By: _________________________________

                                                   Michael E. Hayes


                                            Vice President and Chief Financial
                                                       Officer

                                 EXHIBIT INDEX

  3.1   Articles of Incorporation, as amended (1)
  3.2   Form of Amended and Restated Articles of Incorporation (1)
  3.3   Bylaws (1)
  3.4   Form of Amended and Restated Bylaws (1)
  4.0   Form of Common Stock Certificate (1)
 10.1   Authorized Distributor Agreement between GE Petrochemicals, Inc.
        and JLM Marketing, Inc. for Styrene (1)
 10.2** Memorandum of Agreement between Sasol Chemical Industries (PTY)
        Ltd. and JLM Marketing, Inc. for N-Propanol (1)
 10.3** Memorandum of Agreement between Sasol Chemical Industries (PTY)
        Ltd. and JLM Marketing, Inc. for Acetone (1)
 10.4** Memorandum of Agreement between Sasol Chemical Industries (PTY)
        Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)
 10.5** Acetone Sales Agreement between Mt. Vernon Phenol Plant
        Partnership, JLM Marketing, Inc. and JLM Industries, Inc. (1)
 10.8   Asset Purchase Agreement by and among BTL Specialty Resins Corp.
        and JLM Chemicals, Inc. providing for the acquisition of the Blue
        Island (Illinois) Phenol Plant, as amended (1)
 10.9   Propane/Propylene Agreement between Clark Oil & Refining
        Corporation and BTL Specialty Resins Corp. (1)
 10.8   Q-Max Process License Agreement between BTL Specialty Resins
        Corp. and UOP (1)
 10.9   Credit Agreement among JLM Chemicals, Inc., The
        CITGroup/Equipment Financing, Inc. and The CIT Group/Business
        Credit, Inc., as amended (1)
 10.10  Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)
 10.11  Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)
 10.12  Mortgage, Assignment of Leases and Rents and Security Agreement
        from JLM Chemicals, Inc. to The CIT Group/Equipment Financing,
        Inc., as corrected and modified (1)
 10.13  Partnership Agreement of Mt. Vernon Phenol Plant Partnership (1)
 10.14  Intercreditor Agreement between JLM Marketing, Inc., JLM
        Industries, Inc., JLM Terminals, Inc., JLM International, Olefins
        Marketing, Inc., State Street Bank and Trust Company, Caisse
        Nationale De Credit Agricole and Standard Chartered Bank New York
        Branch (1)
 10.15  Master Promissory Note by JLM International, Inc. and Olefins
        Marketing, Inc. in favor of Caisse Nationale De Credit Agricole
        (1)
 10.16  Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale De
        Credit Agricole, New York Branch (1)
 10.17  Security Agreement between Olefins Marketing, Inc. and Caisse
        Nationale De Credit Agricole, New York Branch (1)
 10.18  Security Agreement between JLM International, Inc. and Caisse
        Nationale De Credit Agricole, New York Branch (1)
 10.19  Amended and Restated Credit Agreement among JLM Industries, Inc.,
        JLM Marketing, Inc., JLM Terminals, Inc., JLM International Inc.,
        Olefins Marketing, Inc., John L. Macdonald and State Street Bank
        and Trust Company, as amended (1)
 10.20  Facility Letter between Standard Chartered Bank and Olefins
        Marketing (1)
 10.21  Security Agreement by Olefins Marketing to Standard Chartered
        Bank (1)
 10.22  Security Agreement by JLM International, Inc. to Standard
        Chartered Bank (1)
 10.23  Continuing Guaranty by JLM International, Inc. and Olefins
        Marketing Corp. in favor of Standard Chartered Bank (1)
 10.24  Facility letter between Generale Bank and JLM Industries (1)
 10.25  Corporate Guarantee by JLM Industries, Inc. to Generale Bank (1)

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

      Name                                                          Date Signed
      ----                                                         --------------
                                                                   January 7,
      John L. Macdonald........................................... 1999
                                                                   January 11,
      Thaddeus J. Lelek........................................... 1999
                                                                   January 7,
      Wilfred J. Kimball.......................................... 1999
                                                                   January 7,
      Frank A. Musto.............................................. 1999
                                                                   January 11,
      John T. White............................................... 1999
                                                                   January 7,
      Michael J. Molina........................................... 1999
                                                                   January 7,
      Linda Sato.................................................. 1999
                                                                   January 7,
      Sean D. Macdonald........................................... 1999
                                                                   January 24,
      Roger C. Kahn............................................... 1999
                                                                   January 20,
      Jerry L. Weinstein.......................................... 1999
                                                                   January 13,
      Walter M. Tarpley........................................... 1999

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

18    Letter re: change in accounting principles. (5)
21.2  List of Subsidiaries of the Company.
23.1  Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc.
      and subsidiaries

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

(5) Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.


** Confidential treatment has been requested with respect to portions of this Exhibit.