Form 10-Q/A
period 2001-06-30
JLM INDUSTRIES INC
filed 2001-09-20
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Amendment No. 1 to

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

                              JLM INDUSTRIES, INC.



                                     INDEX
                                                                           PAGE
PART I                         FINANCIAL INFORMATION                       NUMBER
------                         ---------------------                       ------

Item 1     Unaudited Condensed Consolidated Financial Statements                4
           Notes to Unaudited Condensed Consolidated Financial Statements       7

                                     NOTE.
                                     -----


     Item 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is hereby amended and restated in its entirety as set forth below.

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

3.  Significant Current Quarter Events


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

    As of the issue date, the Company estimated the value of the GATX warrants using the Black-Scholes model to be $75,636, calculated based on a ten year life, 6.75 percent risk-free interest rate, 54 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition, the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance. The discount will be amortized to interest expense over the outstanding debt term using the effective interest method.

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

     The Company issued 100,000 warrants on May 24, 2001 and 325,000 warrants on June 28, 2001 to Phoenix Enterprises and its designees as a fee in connection with the Company's private placement. The value of the warrants was estimated as of the respective issue dates using the Black-Scholes model. The Company estimated the total value of both issues of warrants to be $814,277, calculated based on a five-year life, 7 percent risk-free interest rate, 54 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition, the Company has never paid dividends. The value of the warrant has been accounted for within paid in capital as a cost of issuance of the private placement.


4.  Sale of Business

    During the second quarter the Company closed on a transaction to sell a portion of JLM Marketing's solvents distribution business in the United States to Sasol North America for $2.9 million in cash. The primary assets sold as a part of the transaction were customer and supplier lists, marketing records, promotional materials and contracts and agreements. These assets were generated internally by the Company, and as a result had no carrying value. The $2.9 million is reflected in other income in the unaudited condensed consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
                                 (In thousands)


5.  Segment Data


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




5.   Segment Data - Continued



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

                                   JLM Industries, Inc.




Dated:  September 18, 2001            /s/ Michael E. Hayes

                               ---------------------------------------------
                                   Michael E. Hayes
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)