Form 10-Q
period 2001-09-30
JLM INDUSTRIES INC
filed 2001-11-13
CIK 1038237

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ------------------

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


               Class                             Outstanding at November 2, 2001
               -----                             -------------------------------
Common stock, par value $.01 per share                      9,341,010

                              JLM INDUSTRIES, INC.

                                      INDEX
                                                                            PAGE
PART I     FINANCIAL INFORMATION                                           NUMBER
------     ---------------------                                           ------
Item 1     Unaudited Condensed Consolidated Financial Statements                3

           Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       13

Item 3     Quantitative and Qualitative Disclosures about Market Risk          20

Part II    OTHER INFORMATION
-------    -----------------

Item 1     Legal Proceedings                                                   22

Item 2     Changes in Securities and Use of Proceeds                           22

Item 3     Defaults upon Senior Securities                                     22

Item 4     Submission of Matters to a Vote of Security Holders                 23

Item 5     Other Information                                                   23

Item 6     Exhibits and Reports on Form 8-K                                    23


                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED  CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                September 30,                December 31,
                                                                                    2001                         2000
                                                                               --------------               ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                         $  2,082                     $  6,873
  Marketable securities                                                                   73                          378
  Accounts Receivable:
    Trade                                                                             40,021                       47,507
    Other                                                                              4,018                        4,106
  Inventories                                                                         18,279                       24,508
  Prepaid expenses and other current assets                                            1,743                        2,118
                                                                                    --------                     --------
          Total current assets                                                        66,216                       85,490
  Other investments                                                                    5,773                        5,644
  Property and equipment - net                                                        22,295                       24,202
  Goodwill and other intangibles                                                      10,172                       12,052
  Other assets - net                                                                   7,800                        7,692
                                                                                    --------                     --------
          Total assets                                                              $112,256                     $135,080
                                                                                    ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                             $ 58,008                     $ 76,985
  Current portion of long-term debt                                                    2,748                        7,258
  Income taxes payable                                                                   258                        1,175
  Deferred revenue - current                                                             600                          600
                                                                                  ----------                     --------
          Total current liabilities                                                   61,614                       86,018
  Long-term debt less current portion                                                 14,206                       14,156
  Deferred income taxes                                                                2,859                        2,628
  Deferred revenue and other liabilities                                               3,138                        3,594
                                                                                    --------                     --------
          Total liabilities                                                           81,817                      106,396
                                                                                    --------                     --------
Minority interest                                                                        729                          754
                                                                                    --------                     --------

 Stockholders' Equity:
    Preferred stock - authorized 5,000,000 shares;
      0 shares issued and outstanding                                                      -                            -
    Common stock - $.01 par value;
      30,000,000 shares authorized; 9,888,544 and 7,234,201
      shares issued, respectively                                                         99                           72
    Additional paid-in capital                                                        24,271                       21,769
    Retained earnings                                                                 10,988                       11,301
    Accumulated other comprehensive loss                                              (2,527)                      (1,943)
                                                                                    --------                     --------
                                                                                      32,831                       31,199
    Less treasury stock at cost - 640,979 and 665,979 shares,
      respectively                                                                    (3,121)                      (3,269)
                                                                                    --------                     --------
          Total stockholders' equity                                                  29,710                       27,930
                                                                                    --------                     --------

          Total liabilities and stockholders' equity                                $112,256                     $135,080
                                                                                    ========                     ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                 INCOME (LOSS)
                      (In thousands, except share amounts)

                                                     Three Months Ended                               Nine Months Ended
                                                        September 30,                                    September 30,
                                                -----------------------------                ------------------------------------
                                                     2001             2000                       2001                      2000
                                                ------------       ----------                -----------                ----------

Revenues                                          $   82,966       $  117,918                 $  304,761                $  316,269
Cost of sales                                         79,818          112,036                    290,030                   301,383
                                                  ----------       ----------                -----------                ----------
  Gross profit                                         3,148            5,882                     14,731                    14,886
Selling, general and administrative
    expenses                                           5,696            6,455                     16,965                    18,255
                                                ------------       ----------                -----------                ----------
  Operating loss                                      (2,548)            (573)                    (2,234)                   (3,369)
Interest expense - net                                  (425)            (790)                    (1,974)                   (2,062)
Other income - net                                     1,632              110                      4,387                       839
Foreign currency exchange loss - net                     (63)             (66)                      (289)                     (140)
                                                ------------        ----------                -----------               -----------
Loss before minority interest and income
 taxes                                                (1,404)          (1,319)                      (110)                   (4,732)

Minority interest in loss (income) of
   Subsidiary                                             25              (69)                        25                      (214)
                                                ------------        ----------                -----------               -----------
Loss before income taxes                              (1,379)           (1,388)                       (85)                   (4,946)
                                                ------------        ----------                -----------               -----------

Income tax provision (benefit)
  Current                                               (213)             (398)                       150                    (2,192)
  Deferred                                               (24)             (141)                        78                       456
                                                ------------        ----------                -----------               -----------
Total income tax provision (benefit)                    (237)             (539)                       228                    (1,736)
                                                ------------        ----------                -----------               -----------
Net loss                                              (1,142)             (849)                      (313)                   (3,210)
Other comprehensive income (loss)                       (149)            1,316                       (584)                      528
                                                ------------        ----------                -----------               -----------
Comprehensive income (loss)                       $   (1,291)       $      467                 $     (897)               $   (2,682)
                                                ============        ==========                ===========               ===========

Basic and diluted loss per share                  $    (0.12)       $    (0.13)                $    (0.04)               $    (0.49)

Weighted average shares outstanding                9,625,198         6,576,074                  8,095,726                 6,595,780
Diluted weighted average shares
   Outstanding                                     9,728,430         6,591,510                  8,198,958                 6,611,216

      See Notes to Unaudited Condensed Consolidated Financial Statements

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except share amounts)

                                                                                            Nine Months Ended September 30,
                                                                                          ------------------------------------
                                                                                                    2001               2000
                                                                                          ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                  $   (313)          $ (3,210)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
  Deferred income taxes                                                                                  78                456
  Minority interest in income of subsidiaries                                                           (25)               214
  Depreciation and amortization                                                                       2,886              2,891
  Gain on asset disposal                                                                                  -               (328)
  Settlement of debt and related accrued interest in legal settlement                                (1,957)                 -
  Loss on disposition of subsidiary                                                                   1,434
  (Increase) decrease in assets:
      Accounts receivable                                                                             7,575              1,815
       Inventories                                                                                    6,228             (7,426)
       Prepaid expenses and other current assets                                                        374              2,555
      Other assets                                                                                     (395)              (938)
      Other investments                                                                                 176               (560)
  (Decrease) increase in liabilities:
      Accounts payable and accrued expenses                                                         (18,819)             9,469
      Income taxes payable                                                                             (763)               432
      Deferred revenue                                                                                 (454)               476
      Other liabilities                                                                                  (2)                 1
                                                                                          ------------------------------------

           Net cash (used in) provided by operating activities                                       (3,977)             5,847
                                                                                          ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                                          -              2,533
    Other investments                                                                                     -             (2,703)
    Capital expenditures                                                                               (247)            (1,091)
                                                                                          ------------------------------------

      Net cash used in investing activities                                                            (247)            (1,261)
                                                                                          ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayments of) revolving line of credit
    Proceeds from long-term borrowing                                                                 8,989              2,849
    Principal payments of long-term debt                                                            (11,648)            (5,870)
    Proceeds from sales of stock                                                                      2,511                 64
    Stock issued for compensation                                                                       166                  -
    Purchase of treasury shares                                                                           -               (130)
                                                                                          ------------------------------------

      Net cash provided by (used in) financing activities                                                18             (3,087)
                                                                                          ------------------------------------

Effect of foreign exchange rates on cash                                                               (585)               528
                                                                                          ------------------------------------

      Net (decrease) increase in cash and cash equivalents                                           (4,791)             2,027
Cash and cash equivalents, beginning of period                                                        6,873              1,420
                                                                                          ------------------------------------

Cash and cash equivalents, end of period                                                           $  2,082           $  3,447
                                                                                          ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                                    $  1,506           $  1,590
       Income taxes                                                                                $      -           $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
       Sale of customer list in exchange for relief of accounts payable                            $  2,900            $     -
       Settlement of debt and related accrued interest in legal settlement                         $  1,957            $     -

       See Notes to Unaudited Condensed Consolidated Financial Statements

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


1.  Description of Business

     JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company is one of the largest chemical distributors in North
America and is a manufacturer and merchant of phenol and acetone.   JLM is also
a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with major chemical companies, (ii) manufactures phenol and acetone at its plant in Blue Island, IL and (iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers.

2.  Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2001.

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the respective three and nine months ended September 30, 2001 and 2000. Interim results for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001.

     Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of outstanding stock options, restricted stocks, and warrants) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

  Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at September 30, 2001. Non-current assets and liabilities are translated at their respective historical rates. Results of operations for the three and nine months ended September 30, 2001 are translated at weighted average rates. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


2.  Summary of Significant Accounting Policies - Continued

     Statement of Financial Accounting Standard ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The Company uses certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company's various local currencies. At September 30, 2001, the Company had forward currency exchange agreements that remained outstanding. The difference between the fair market value of the forward currency exchange agreements at inception and the fair market value of the agreements at September 30, 2001 was insignificant.

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact that these statements will have on its consolidated financial position or results of operations.

     Issued in August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact that the adoption of SFAS No. 143 will have on its financial statements.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


2.  Summary of Significant Accounting Policies - Continued

Issued in October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. Early application is encouraged.
The Company has not yet determined the impact that the adoption of SFAS No. 144 will have on its financial statements.

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

     Revolving Credit Facility. On June 28, 2001, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Congress Financial Corporation (Florida) ("Congress"). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company's eligible accounts receivable, plus the lesser of (i) 55% of the value of the Company's eligible inventory or (ii) $12.0 million, up to a maximum
amount of $20.0 million (including outstanding letters of credit).    As of
September 30, 2001, $6.1 million was outstanding under the Revolving Credit Facility, $3 million of which bore interest at LIBOR plus 250 basis points, $3.1 million of which bore interest at the rate of 7% per annum as of September 30, 2001. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company's receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2003, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company's prepayment of borrowings made thereunder, the Company will be required to pay a termination fee of (x) $400,000 if the facility is terminated on or before June 28, 2002,

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

3.  Long-Term Debt - Continued

or (y) $200,000 if the facility is terminated after such date.

     Term Debt Facility. On June 28, 2001, the Company entered into a $7.1 million term loan (the "Term Debt Facility") with GATX Capital Corporation ("GATX") which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. On October 10, 2001, the Company sold its Wilmington, North Carolina terminal, amended its Term Debt Facility, repaid $3.0 million of the term loan to GATX along with a prepayment penalty of $83,000, and delivered a standby letter of credit of $500,000 as additional collateral. The balance of the Term Loan of $3.8 million bears interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 70 monthly installments of principal and accrued interest in the amount of $76,965 each, ending June 27, 2007. Borrowings under the Renewal Note may be prepaid subject to a prepayment penalty ranging between $198,083 (if paid between June 28, 2001 and June 30, 2002) to $18,677 (if paid between July 1, 2005 and June 30, 2006).

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

     Mortgage Loan. On June 15, 2001, the Company entered into a $1.9 million credit agreement (the "Mortgage Loan") with SouthTrust Bank ("SouthTrust"). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. As of September 30, 2001, borrowings under the Mortgage Loan bore interest at LIBOR plus 300 basis points. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004, based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty. As of September 30, 2001, $31,417 of loan principal had been repaid leaving an outstanding principal balance of approximately $1.9 million.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued

3.  Long-Term Debt - Continued

     Private Placement. On June 28, 2001, the Company consummated a private placement (the "Private Placement") of 2,173,913 shares of common stock (the "Shares") at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase an aggregate of 425,000 shares of the Company's common stock to Phoenix Enterprises LLC ("Phoenix") and its designees, at an exercise price of $1.15 per share ( the "Phoenix Warrants"). The Phoenix Warrants were immediately exercisable at the date of the grant and were scheduled to expire five years from the date of grant. As of September 30, 2001, 355,000 of the Phoenix Warrants had been exercised pursuant to the cashless exercise provisions.

4.  Subsequent Events - Sale of Businesses

     On October 10, 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. ("JLM Terminals") for $6.25 million cash. The proceeds were used to repay $3.0 million of long-term debt, and the remainder provided working capital and liquidity for the Company. The carrying value of the property and equipment at September 30, 2001 was $2.5 million. For the three months ended September 30, 2001, revenues for JLM Terminals were $.6 million, and there was a net loss of $21 thousand. For the three months ended September 30, 2000, revenues for JLM Terminals were $.5 million, and there was net income of $25,000. There were no earnings (loss) per fully diluted share for the third quarters of 2001 or 2000. For the nine months ended September 30, 2001, revenues for JLM Terminals were $1.5 million, and there was a net loss of $.1 million or ($.01) per fully diluted share. For the nine months ended September 30, 2000, revenues for JLM Terminals were $1.5 million, and there was a net loss of $5 thousand. There were no earnings (loss) per fully diluted share.

     On October 4, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary, JLM Chemicals Asia Pte, Ltd. ("JLM Asia") for $1.7 million in cash and the cancellation of letters of credit in the amount of $3 million. The proceeds were applied to the Company's Revolving Credit Facility. Included in the Company's results for the three and nine months ended September 30, 2001 is a charge of $1.4 million to reflect the net loss on the October 4th transaction. The following sales and net loss information excludes the impact of the $1.4 million loss incurred during the third quarter 2001 relating to the sale. For the three months ended September 30, 2001, revenues for JLM Asia were $37.8 million, and there was a net loss of $.4 million, or ($.04) per fully diluted share. Net loss after the write-down was $1.5 million or ($.16) per fully diluted share. For the three months ended September 30, 2000, revenues for JLM Asia were $38.5 million, and there was net income of $.7 million or $.10 per fully diluted share. For the nine months ended September 30, 2001, revenues for JLM Asia were $131.0 million, and there was net income of $1.1 million before a charge of $1.4 million to reflect the loss on the October 4th transaction, or $.13 per fully diluted share. Net loss after the write-down was $0.3 million or ($.05) per fully diluted share. For the nine months ended September 30, 2000, revenues for JLM Asia were $69.8 million, and there was net income of $.9 million or $.14 per fully diluted share.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued

     During the second quarter of 2001 the Company sold a portion of JLM Marketing's solvents distribution business in the United States to Sasol North America for $2.9 million. The $2.9 million is reflected in other income in the Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 2001.

5.  Segment Data

     JLM's business consists of marketing and manufacturing segments. JLM's manufacturing segment consists of JLM Chemicals, Inc. JLM's marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations. The following table presents information about JLM's operating segments and geographic locations for the nine months ended September 30:



INDUSTRY SEGMENT                                       2001                     2000
                                                     ---------               ----------
Revenues:
  Marketing                                           $285,988                 $299,047
  Manufacturing                                         18,773                   17,222
                                                      --------                 --------
                                                      $304,761                 $316,269
                                                      ========                 ========

Operating Income (Loss):
  Marketing                                           $    917                 $  2,258
  Manufacturing                                           (381)                  (2,442)
  Corporate                                             (2,770)                  (3,185)
                                                      --------                 --------
                                                      $ (2,234)                $ (3,369)
                                                      ========                 ========

Depreciation and Amortization:
  Marketing                                           $  1,440                 $  1,467
  Manufacturing                                          1,341                    1,317
  Corporate                                                105                      107
                                                      --------                 --------
                                                      $  2,886                 $  2,891
                                                      ========                 ========

Identifiable Assets:
  Marketing                                           $ 74,783                 $108,968
  Manufacturing                                         22,776                   23,952
  Corporate                                             14,697                   11,410
                                                      --------                 --------
                                                      $112,256                 $144,330
                                                      ========                 ========

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued

5.    Segment Data - Continued


GEOGRAPHIC LOCATION                                                          2001                     2000
                                                                           --------                 --------
Revenues:
  United States                                                            $ 82,062                 $112,626
  Holland                                                                    71,561                  101,715
  Singapore                                                                 128,508                   69,452
  South Africa                                                               16,693                   17,264
  Venezuela                                                                       -                    1,674
  Other nations                                                               5,937                   13,538
                                                                           --------                 --------
                                                                           $304,761                 $316,269
                                                                           ========                 ========

Operating Income (Loss):
  United States                                                            $    (61)                $ (2,673)
  Holland                                                                    (1,132)                     790
  Singapore                                                                   1,251                      913
  South Africa                                                                  253                       19
  Venezuela                                                                       -                     (262)
  Other nations                                                                 224                    1,028
  Corporate                                                                  (2,769)                  (3,184)
                                                                           --------                 --------
                                                                           $ (2,234)                $ (3,369)
                                                                           ========                 ========
Identifiable Assets:
  United States                                                            $ 62,208                 $ 80,969
  Holland                                                                    10,790                   19,088
  Singapore                                                                  22,458                   24,445
  South Africa                                                               10,232                    9,839
  Venezuela                                                                       -                    2,586
  Other nations                                                               6,568                    7,403
                                                                           --------                 --------
                                                                           $112,256                 $144,330
                                                                           ========                 ========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     JLM Industries, Inc. and subsidiaries (collectively "JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is one of the largest chemical distributors in North America and is a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the "Blue Island Plant"), and seeks to add new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to strengthening its position in its core chemical businesses, the Company seeks to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

     The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant. The Company's marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations.

     The Company's marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including growth in the homebuilding and automobile sectors and the overall economic environment. The Company's supply agreements primarily relating to acetone frequently contain a term providing for a fixed percentage of profit per unit of product sold. In addition, the Company's supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company's option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

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

     During the third quarter of 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. ("JLM Terminals") and all of the outstanding stock of JLM Asia Pte, Ltd. ("JLM Asia"). During the second quarter of 2001, the Company also sold a portion of JLM Marketing's solvents distribution business in the United States. As a result of these transactions, the Company expects the trend of lower sales, gross profits, and expenses.

     Set forth below for the periods indicated, is certain unaudited segment information for the Company's manufacturing and marketing segments (in thousands, except percentages).

                                   ----------------------------------------------------------------------------------------------
                                         Three Months Ended September 30,                Nine Months Ended September 30,
                                   ------------------------------------------------------------------------------------------------
                                           2001                     2000                     2001                   2000
                                   ------------------------------------------------------------------------------------------------
Segment revenues:
  Marketing                        $76,837       92.6%     $112,248       95.2%     $285,987       93.8 %     $299,047      94.6 %
  Manufacturing                      6,129        7.4%        5,670        4.8%       18,774        6.2 %       17,222       5.4 %
                                   -----------------------------------------------------------------------------------------------
Total segment revenues             $82,966      100.0%     $117,918      100.0%     $304,761      100.0 %     $316,269     100.0 %
                                   ===============================================================================================
Segment gross profit (loss):
  Marketing                        $ 2,102       66.8%     $  4,966       84.4%     $ 11,739       79.7 %     $ 14,379      96.6 %
  Manufacturing                      1,046       33.2%          916       15.6%        2,992       20.3 %          507       3.4 %
                                   -----------------------------------------------------------------------------------------------
Total segment gross profit         $ 3,148      100.0%     $  5,882      100.0%     $ 14,731      100.0 %     $ 14,886     100.0 %
                                   ===============================================================================================
Segment operating income (loss):
  Marketing                        $(1,372)      53.8%     $  1,122    (196.0)%     $    917      (41.0)%     $  2,258     (67.0)%
  Manufacturing                        (75)       2.9%         (448)     78.0 %         (381)      17.1 %       (2,442)     72.5 %
                                   -----------------------------------------------------------------------------------------------
Total segment operating
 income (loss)                      (1,447)      58.7%          674    (118.0)%          536      (23.9)%         (184)      5.5 %
Corporate expense                   (1,101)      43.3%       (1,247)    218.0 %       (2,770)     124.0 %       (3,185)     94.5 %
                                   -----------------------------------------------------------------------------------------------
Total operating income (loss)      $(2,548)     100.0%     $   (573)    100.0 %     $ (2,234)     100.0 %     $ (3,369)    100.0 %
                                   ===============================================================================================

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues. Revenues decreased $34.9 million, or 29.6%, to $83.0 million for the three months ended September 30, 2001 from $117.9 million for the comparable period in the prior year. Revenues for the marketing segment decreased $35.4 million, or 31.6%, to $76.8 million for the quarter ended September 30, 2001 from $112.2 million for the comparable period in the prior year. The decrease in marketing revenues was the result of decreased sales from the Company's Holland subsidiary, as well as the sale in 2001 of a portion of the Company's solvents distribution business in the United States. Revenues for the manufacturing segment increased $0.5 million, or 8.9%, to $6.1 million for the three months ended September 30, 2001 from $5.6 million for the comparable period in the prior year. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices. Revenues for JLM Terminals for the three months ended September 30, 2001 and 2000 were $.6 million and $.5 million, respectively. Revenues for JLM Asia for the three months ended September 30, 2001 and 2000 were $37.8 million and $38.5 million, respectively.

    Gross Profit. Gross profit decreased approximately $2.7 million, or 46.6%, to $3.1 million for the three months ended September 30, 2001 from $5.8 million for the comparable period in the prior year. Gross profit from the marketing segment decreased $2.9 million to $2.1 million for the third quarter of 2001 from $5.0 million for the comparable prior year period, a decrease of 58.0%.
The decrease in gross profit was primarily due to lower gross margins from the Company's Singapore subsidiary, and the sale in 2001 of a portion of the Company's solvents distribution business in the United States. Gross profit from the manufacturing segment increased $0.1 million, or 11.1%, to $1.0 million for the third quarter of 2001 from $0.9 million reported for the quarter ended September 30, 2000. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs.

    Selling, General and Administrative Expenses (SG&A). SG&A decreased $0.8 million, or 12.3%, to $5.7 million for the three months ended September 30, 2001 from $6.5 million in the third quarter of 2000. The decrease in SG&A was primarily a result of reductions in personnel, office closings and other cost savings initiatives implemented by management in the last nine months of 2000 and the first nine months of 2001.

    Operating Loss. Operating loss increased by $2.0 million to an operating loss of $2.6 million for the three months ended September 30, 2001 from an operating loss of $0.6 million for the three months ended September 30, 2000.

    Interest Expense - Net. Interest expense, net of interest income, decreased by $0.4 million, or 50.0%, to $0.4 million for the third quarter of 2001 from $0.8 million in the three months ended September 30, 2000. The decrease in interest expense was primarily due to lower interest rates in the third quarter of 2001.

     Other Income - Net. Other income increased by $1.5 million to $1.6 million in the three months ended September 30, 2001 from $0.1 million for the third quarter of 2000. The increase was primarily attributable to the settlement of a lawsuit for $3.0 million less a loss relating to the JLM Asia transaction.

     Foreign Currency Exchange Loss - Net. During the quarter ended September 30, 2001, the Company experienced a relatively stable market in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a decrease in the loss on foreign currency exchange of $3,000, declining to a loss of $63,000 from a loss of $66,000 in the same period in 2000.

     Income Tax Provision (Benefit). The Company's income tax benefit for the third quarter of 2001 decreased $0.3 million to an income tax benefit of $0.2 million from an income tax benefit of $0.5 million in the third quarter of 2000. The decrease in the Company's income tax benefit was primarily attributable to income taxes incurred on a gain of $3.0 million on the lawsuit settlement in the third quarter of 2001, partially offset by an increase in tax benefits related to an increase in operating losses of $2.0 million.

     Net loss. Net loss increased by $0.3 million to a net loss of $1.1 million for the three months ended September 30, 2001 as compared to a net loss of $0.8 million in the three months ended September 30, 2000.

     Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at September 30, 2001. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three months ended September 30, 2001. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity. Net other comprehensive income (loss) decreased by $1.4 million to other comprehensive loss of $0.1 million for the three months ended September 30, 2001 from other comprehensive income of $1.3 million in the three months ended September 30, 2000.

     Comprehensive income (loss). Comprehensive income (loss), including the effect of other comprehensive income (loss), decreased by $1.8 million to a comprehensive loss of $1.3 million for the three months ended September 30, 2001 from comprehensive income of $0.5 million in the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenues. Revenues decreased $11.5 million, or 3.6%, to $304.8 million for the nine months ended September 30, 2001 from $316.3 million for the comparable period in the prior year. Revenues for the marketing segment decreased $13.0 million, or 4.3%, to $286.0 million for the nine months ended September 30, 2001 from $299.0 million for the comparable period in the prior year.

The Company experienced lower revenues from its marketing activities in the United States in the first nine months of 2001 primarily due to the sale in 2001 of a portion of its solvents distribution business. In addition, there were lower revenues from the Company's Holland subsidiary. These decreases in marketing revenues were partially offset by an increase in revenue from the Company's Singapore subsidiary. Revenues for the manufacturing segment increased $1.6 million, or 9.3%, to $18.8 million for the first nine months of 2001 from $17.2 million for the first nine months of 2000. The increase in manufacturing segment revenues was due primarily to increases in phenol selling prices. Revenues for JLM Terminals for the nine months ended September 30, 2001 and 2000 were $1.5 million for both periods. Revenues for JLM Asia for the nine months ended September 30, 2001 and 2000 were $131.0 million and $69.8 million, respectively.

    Gross Profit. Gross profit decreased approximately $0.2 million, or 1.3%, to $14.7 million for the nine months ended September 30, 2001 from $14.9 million for the comparable prior year period. Gross profit from the marketing segment decreased $2.6 million to $11.7 million for the first nine months of 2001 from $14.3 million for the comparable prior year period, a decrease of 18.2%. The decrease in gross profit was primarily due to lower gross profits from the Company's marketing activities in the United States due to the sale in 2001 of a portion of its solvents distribution business and decreased sales and gross profits from its Holland subsidiary.

   Gross profit from the manufacturing segment increased $2.5 million to $3.0 million for the first nine months of 2001 from $0.5 million for the period ended September 30, 2000. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs.

    Selling, General and Administrative Expenses (SG&A). SG&A decreased $1.3 million, or 7.1%, to $17.0 million for the nine months ended September 30, 2001 from $18.3 million in the first nine months of 2000. As a percentage of revenues, SG&A decreased to 5.6% of revenues for the nine months ended September 30, 2001 from 5.8% of revenues for the same period of 2000. The decrease in SG&A was primarily the result of reductions in personnel, office closings and other cost savings initiatives implemented by management in the last nine months of 2000 and the first nine months of 2001.

    Operating Loss. Operating loss improved by $1.1 million to an operating loss of $2.3 million for the nine months ended September 30, 2001 from an operating loss of $3.4 million for the nine months ended September 30, 2000.

    Interest Expense - Net. Interest expense, net of interest income, was relatively unchanged for the first nine months of 2001 as compared to the prior year period. The Company completed a refinancing in the second quarter of 2001, and accordingly, anticipates lower interest expense for the fourth quarter (See "Liquidity and Capital Resources - Refinancings and Credit Facilities").

    Other Income - Net. Other income increased $3.6 million to $4.4 million in the nine months ended September 30, 2001 from $0.8 million for the same period of 2000. The increase was primarily attributable to a gain of $2.9 million on the sale of the Company's solvents distribution business in the United States in the second quarter of 2001, and a settlement of a lawsuit in the amount of $3.0 million in the third quarter of 2001. These gains were partially offset by a loss relating to the sale of JLM Asia.

     Foreign Currency Exchange Loss - Net. During the nine months ended September 30, 2001, the Company experienced a weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss on foreign currency exchange of $0.2 million rising to $0.3 million from $0.1 million in the same period in 2000.

     Income Tax Provision (Benefit). The Company's income tax provision for the first nine months of 2001 rose $1.9 million to $0.2 million from an income tax benefit of $1.7 million in the same period of 2000. The increase in the Company's income tax provision was primarily attributable to income taxes incurred on a gain of $2.9 million on the sale of a portion of the Company's solvents distribution business in the United States in the second quarter of 2001, and the lawsuit settlement in the amount of $3.0 in the third quarter of 2001.

     Net loss. Net loss increased by $3.5 million to a net loss of $0.3 million for the nine months ended September 30, 2001 from a net loss of $3.2 million in the nine months ended September 30, 2000.

     Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at September 30, 2001. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the nine months ended September 30, 2001. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity. Net other comprehensive loss increased by $1.1 million to $0.6 million for the nine months ended September 30, 2001 from comprehensive income of $0.5 million in the nine months ended September 30, 2000.

     Comprehensive loss. Comprehensive loss, including the effect of other comprehensive income (loss), decreased by $1.8 million to a comprehensive loss of $0.9 million for the nine months ended September 30, 2001 from a comprehensive loss of $2.7 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Cash Flows

   Operating activities used approximately $4.0 million of cash in the nine months ended September 30, 2001. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided $2.1 million of cash. Changes in assets and liabilities utilized approximately $6.1 million of cash. Investing activities utilized approximately $0.2 million of cash, consisting of capital expenditures. Financing activities provided approximately $18,000 of cash, primarily related to borrowings on long-term debt. Foreign currency translation loss was $0.6 million principally as a result of increased international business and the related foreign currency translation effect.

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

Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company's eligible accounts receivable, plus the lesser of (i) 55% of the value of the Company's eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of September 30, 2001, $6.1 million was outstanding under the Revolving Credit Facility, $3 million of which bore interest at LIBOR plus 250 basis points, and $3.1 million of which bore interest at the rate of 7% per annum. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company's receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2003, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company's prepayment of borrowings, the Company will be required to pay a termination fee of (x) $400,000 if the facility is terminated on or before June 28, 2002, or (y) $200,000 if the facility is terminated after such date.

     Term Debt Facility. On June 28, 2001, the Company entered into a $7.1 million term loan (the "Term Debt Facility") with GATX Capital Corporation ("GATX") which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. On October 10, 2001, the Company sold its Wilmington, North Carolina terminal, amended its Term Debt Facility, repaid $3.0 million of the term loan to GATX along with a prepayment penalty of $83,000, and delivered a standby letter of credit of $500,000 as additional collateral. The balance of the Term Loan of $3.8 million bears interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 70 monthly installments of principal and accrued interest in the amount of $76,965 each, ending June 27, 2007. Borrowings under the Renewal Note may be prepaid subject to a prepayment penalty ranging between $198,083 (if paid between June 28, 2001 and June 30, 2002) to $18,677 (if paid between July 1, 2005 and June 30, 2006).

     In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company's common stock at an exercise price of $2.30 per share (the "GATX Warrants"). The GATX Warrants are immediately exercisable and expire on June 28, 2011. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants.

     Mortgage Loan. On June 15, 2001, the Company entered into a $1.9 million credit agreement (the "Mortgage Loan") with SouthTrust Bank ("SouthTrust"). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. As of September 30, 2001, borrowings under the Mortgage Loan bore interest at LIBOR plus 300 basis points. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due
under the Mortgage Loan at any time without penalty.   As of September 30, 2001,
$31,417 of loan principal had been repaid leaving an outstanding principal balance of $1.854 million.

     Private Placement. On June 28, 2001, the Company consummated a private placement (the "Private Placement") of 2,173,913 shares of common stock (the "Shares") at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase an aggregate of 425,000 shares of the Company's common stock to Phoenix Enterprises LLC ("Phoenix") and its designees, at an exercise price of $1.15 per share ( the "Phoenix Warrants"). The Phoenix Warrants were immediately exercisable at the date of the grant and were scheduled to expire five years from the date of grant. As of September 30, 2001, all of the Phoenix Warrants had been exercised.

     At the time of the closing, the Company entered into a registration rights agreement with the holders of the Shares and Phoenix Warrants which required the Company to file a registration statement with the Securities and Exchange Commission relating to the sale of the Shares and shares of common stock issuable upon exercise of the Phoenix Warrants within 30 days from the closing date and use the Company's best efforts to cause such registration statement to be declared effective. The Company filed a Form S-3 Registration Statement on July 20, 2001 relating to the offer and sale by certain shareholders of up to 4,511,022 shares of the Company's common stock. The Company will not receive any proceeds from the sale of the Shares. The Company's Registration Statement on form S-3 became effective on October 30, 2001.

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

Settlement of Litigation

     On October 9, 2001, the Company received a payment of $1.15 million in connection with a settlement in the action entitled JLM Europe B.V., JLM Industries (Europe) B.V., JLM International, Inc., and JLM Industries, Inc. v. Tolson Holding B.V. and Vitol Netherlands B.V. pursuant to a stipulation dated September 25, 2001. Upon the payment of the $1.15 million, the plaintiff JLM companies delivered a general release to the defendants and Vitol Holding B.V., the defendants delivered to the plaintiff JLM companies a general release, and the action was discontinued with prejudice by stipulation. The consideration given to the plaintiff JLM companies included (a) the agreement by the defendants that the promissory note given by JLM Industries (Europe) B.V. to defendant Tolson Holding B.V., dated May 13, 1998, in the original principal amount of $2.85 million was deemed satisfied and paid, and (b) the payment by the defendants of the sum of $1.15 million mentioned above. The defendants had maintained in the action that JLM Industries (Europe) B.V. owed $1.8 million and interest thereon under the note. JLM Industries (Europe) B.V. had denied that it owed anything on the note. It had made three installment payments of $.35 million and interest on the note, but refused to make any further payments on the note by reason of the conduct of defendants as alleged in the complaint in the action. This action was venued in the Supreme Court of the State of New York in and for the County of New York.

Dispositions

     On October 10, 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. ("JLM Terminals") for $6.25 million cash. The proceeds were used to repay $3.0 million of long-term debt, and the remainder provided working capital and liquidity for the Company. The carrying value of the property and equipment at September 30, 2001 was $2.5 million. For the three months ended September 30, 2001, revenues for JLM Terminals were $.6 million, and there was a net loss of $21 thousand. For the three months ended September 30, 2000, revenues for JLM Terminals were $.5 million, and there was net income of $25,000. There were no earnings (loss) per fully diluted share for the third quarters of 2001 or 2000. For the nine months ended September 30, 2001, revenues for JLM Terminals were $1.5 million, and there was a net loss of $.1 million or ($.01) per fully diluted share. For the nine months ended September 30, 2000, revenues for JLM Terminals were $1.5 million, and there was a net loss of $5 thousand. There were no earnings (loss) per fully diluted share.

     On October 4, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary, JLM Chemicals Asia Pte, Ltd. ("JLM Asia") for $1.7 million in cash and the cancellation of letters of credit in the amount of $3 million. The proceeds were applied to the Company's Revolving Credit Facility. Included in the Company's results for the three and nine months ended September 30, 2001 is a charge of $1.4 million to reflect the net loss on the October 4th transaction. The following sales and net loss information excludes the impact of the $1.4 million loss incurred during the third quarter 2001 relating to the sale. For the three months ended September 30, 2001, revenues for JLM Asia were $37.8 million, and there was a net loss of $.4 million, or ($.04) per fully diluted share. Net loss after the write-down was $1.5 million or ($.16) per fully diluted share. For the three months ended September 30, 2000, revenues for JLM Asia were $38.5 million, and there was net income of $.7 million or $.10 per fully diluted share. For the nine months ended September 30, 2001, revenues for JLM Asia were $131.0 million, and there was net income of $1.1 million before a charge of $1.4 million to reflect the loss on the October 4th transaction, or $.13 per fully diluted share. Net loss after the write-down was $0.3 million or ($.05) per fully diluted share. For the nine months ended September 30, 2000, revenues for JLM Asia were $69.8 million, and there was net income of $.9 million or $.14 per fully diluted share.

     During the second quarter of 2001 the Company sold a portion of JLM Marketing's solvents distribution business in the United States to Sasol North America for $2.9 million. The $2.9 million is reflected in other income in the Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 2001.

Effects of Inflation

     Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its results over the last three years.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward exchange contracts to manage its exposure to variability in exchange rates. The Company uses certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company's various local currencies. At September 30, 2001, the Company had forward currency exchange agreements that remained outstanding. The difference between the fair market value of the forward currency exchange agreements at inception and the fair market value of the agreements at September 30, 2001 was insignificant.

Commodity Price Risk

     The Company enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of September 30, 2001, the Company had the following related to inventory exchanges:

Total pounds payable under the exchange contracts                           5,854,326
Total amount payable under the exchange contracts                          $  541,523
Weighted average price per pound payable under the exchange contracts      $   0.0925

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

                                    PART II
                               OTHER INFORMATION

Item 1 - Legal Proceedings

     On October 9, 2001, the Company received a payment of $1.15 million in connection with a settlement in the action entitled JLM Europe B.V., JLM Industries (Europe) B.V., JLM International, Inc., and JLM Industries, Inc. v. Tolson Holding B.V. and Vitol Netherlands B.V. pursuant to a stipulation dated September 25, 2001. Upon the payment of the $1.15 million, the plaintiff JLM companies delivered a general release to the defendants and Vitol Holding B.V., the defendants delivered to the plaintiff JLM companies a general release, and the action was discontinued with prejudice by stipulation. The consideration given to the plaintiff JLM companies included (a) the agreement by the defendants that the promissory note given by JLM Industries (Europe) B.V. to defendant Tolson Holding B.V., dated May 13, 1998, in the original principal amount of $2.85 million was deemed satisfied and paid, and (b) the payment by the defendants of the sum of $1.15 million mentioned above. The defendants had maintained in the action that JLM Industries (Europe) B.V. owed $1.8 million and interest thereon under the note. JLM Industries (Europe) B.V. had denied that it owed anything on the note. It had made three installment payments of $.35 million and interest on the note, but refused to make any further payments on the note by reason of the conduct of defendants as alleged in the complaint in the action. This action was venued in the Supreme Court of the State of New York in and for the County of New York.

Item 2 - Securities and Use of Proceeds

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

3.1  Articles of Incorporation, as amended.*
3.2  Form of Amended and Restated Articles of Incorporation.*
3.3  Bylaws.*
3.4  Form of Amended and Restated Bylaws.*
4.1  Form of Common Stock Certificate.*

B.   Reports on Form 8-K

     On July 6, 2001, the Company filed a Current Report on Form 8-K disclosing the consummation of a series of debt and equity refinancings aggregating approximately $31.5 million. On October 5, 2001, the Company filed a Current Report on Form 8-K disclosing the sale of substantially all of the assets of JLM Terminals, Inc. and the sale of the Company's wholly owned subsidiary, JLM Asia Pte, Ltd. On October 18, 2001, the Company filed a Current Report on Form 8-K disclosing the pro forma financial information relating to the sale of substantially all of the assets of JLM Terminals, Inc. and the sale of the Company's wholly owned subsidiary, JLM Asia Pte, Ltd. On November 9, 2001 the Company filed a Current Report on Form 8K incorporating by reference the matters set forth in the Company's earnings press release dated November 7, 2001.

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

                              JLM Industries, Inc.

Dated:  November 13, 2001           /s/ John L. Macdonald
                                    ---------------------
                                    John L. Macdonald
                                    President and Chief Executive Officer



Dated:  November 13, 2001           /s/ Michael E. Hayes
                                    --------------------
                                    Michael E. Hayes
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)