Form 10-K
period 2001-12-31
JLM INDUSTRIES INC
filed 2002-04-01
CIK 1038237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

      The aggregate market value of common stock held by non-affiliates of the registrant at March 20, 2002 was $8,944,902, based upon the last reported sale price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant's Common Stock outstanding at March 20, 2002 was 9,359,356.

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

                                     PART I

ITEM 1. BUSINESS

Business Overview

      JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is one of the largest chemical distributors in North America and a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the "Blue Island Plant"), and continually adds new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to continuously strengthening its position in its core chemical businesses, the Company plans to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

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

      Since 1986, the Company has grown by expanding its product sourcing arrangements and product offerings, acquiring manufacturing and terminal facilities and providing superior customer service and product quality and availability. Among the Company's most significant corporate milestones are (i) its investment in 1987 in the Mt. Vernon Partnership, (ii) the formation in 1992 of Olefins Terminal Corporation ("OTC"), (iii) the acquisition of the JLM Terminals in 1992 and (iv) the acquisition of the Blue Island Plant in 1995. In addition, the Company entered into its first exclusive marketing agreement with Sasol Chemical Industries (PTY) Ltd. (South Africa) ("SasolChem") in 1987, and began its expansion into the international markets with the opening of offices in Canada in 1987, Venezuela in 1992, Western Europe in 1995 and Eastern Europe and the Far East in 1998. Over the past four years, the Company has continued its expansion both domestically and internationally through the acquisitions of Browning Chemical Corporation ("Browning"), Inquinosa International S.A. ("Inquinosa"), Tolson Holland B.V., Tolson Transports B.V. and Tolson Asia LTD (the "Tolson Group"), ICI PLC's Colours and Industrial Chemical Division of ICI South Africa, and a majority of the shares of ICI South Africa Mozambique and Societe Financiere d' Entreposage et de Commerce International de l' Alcool, SA's ("Sofecia") USA industrial ethyl Alcohol distribution business, and the joint initiative with Sasol Solvents (Sasol) for marketing ethyl alcohol (ethanol) in North America. Through the acquisition of Browning, the Company diversified into the domestic inorganic chemical distribution business, which was synergistic with the Company's current infrastructure. The new business not only expanded the Company's product mix but also added increased margins. Inquinosa has contributed to JLM's ability to be a niche player in the agrochemical sector. The purchase of certain divisions of ICI's South African operations continued the Company's strategy by further expanding into a broad range of high quality specialty and commodity chemicals to target markets, including surface coatings, textiles, chemical manufacturing, refactory and rigid packaging. The acquisition of the ethanol business from Sofecia further enhanced JLM's ability to provide a broad range of pure and formulated ethanol to core markets and key customer partners.

      During 2001, the Company completed a series of transactions to sell "non-core" assets in order to reduce its long-term debt and increase working capital, thus enabling the Company to refocus its efforts on the running of the core business. These transactions consisted of selling a portion of the JLM Marketing solvents distribution business in the United States to Sasol North America, the sale of substantially all of the assets of JLM Terminals, Inc., a wholly-owned subsidiary of the Company, and the sale of all the issued and outstanding shares of JLM Chemicals Asia Pte., Ltd. ("JLM Asia"), a wholly-owned subsidiary of the Company.

Industry Overview

Phenol

      Phenol is produced through the oxidation of cumene, which is produced from propylene and benzene. Acetone is produced as a co-product during this manufacturing process in the approximate ratio of 0.6 pounds of acetone for every 1.0 pound of phenol. Over 80% of global acetone production is produced as a co-product in the manufacture of phenol, and, as a result, phenol demand largely determines acetone production levels. The markets for phenol and acetone are cyclical and sensitive to changes in the balance between supply and demand, the price of feedstocks and the level of general economic activity.

      According to industry sources, current world phenol capacity is approximately 17.2 billion pounds (6.3 billion pounds in North America). The two largest end markets for phenol are phenolic resins, which is the Company's only market for phenol, and bisphenol A ("BPA"). Phenolic resins are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, and account for approximately 37% of total phenol demand. BPA is used as a raw material in the manufacture of high performance plastics such as those used in automobiles, household appliances, electronics and protective coatings applications. Phenol, for the production of BPA, requires a greater degree of purification and is produced almost exclusively by manufacturers of BPA for their internal consumption. Any phenol not consumed internally by such manufacturers generally is sold to other end users. The Company believes sales of excess phenol by BPA producers will be relatively limited as the demand for BPA continues to increase.

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

      The U.S. Federal government has exempted acetone from all regulations as a volatile organic compound. All states with the exception of Hawaii and certain parts of California have followed the Federal government's ruling.

Propylene

      According to industry sources, current world propylene production is approximately 110 billion pounds. Over 50% of globally produced propylene is used in the manufacture of polypropylene which, in turn, is used primarily in plastic film and molded parts in consumer items, including automobile components, brushes, carpeting, rope and tape.

Business Strategy

      The Company's principal objective is to continue to expand the number of sources and breadth of its chemical and engineered resins products and the markets in which it distributes these products to enhance its position as a leading supplier to the worldwide chemical and plastics industries. Key elements of the Company's business strategy include:

      . Expand Sources of Supply through Joint Ventures, Acquisitions and Strategic Relationships. The Company continues to identify and capitalize on domestic and international opportunities to expand sources of products in, or consistent with, its core business. These opportunities include joint ventures, acquisitions and strategic relationships.

      . Increase Sales of Existing Products; Add New Products. The Company will continue to develop its existing relationships and establish new relationships to increase the overall volume and types of products it distributes by (i) increasing the amount distributed by the Company of an existing supplier's output of a given chemical, (ii) distributing additional products for existing suppliers and (iii) adding new chemical producers to its supplier base. During 2001, the Company entered into an agreement with Solpetroleo to market their line of alcohols and ketones in North America, South America, Central America, and Europe. Also in 2001, the Company entered into an agreement with Repsol to market their high purity propylene glycol USP and kosher grade products in North America. In 2000, the Company acquired the ethanol business of Sofecia to provide a broad range of pure and formulated ethanol to JLM's core markets and key customer markets. Also in 2000, the Company entered the engineered resins distribution business by negotiating a long-term exclusive distribution agreement with Gharda Chemicals of Bombay, India to market their line of high-performance polymer products in North, Central and South America. In late 2000, JLM acquired specialty distributor Franklin Polymers to expand its supplier and customer base. In 2001, the Company began to market plastic specialty products through strategic relationships with plastic manufacturers.

      . Continue International Expansion. The Company currently has international operations in South America, Europe (including Spain, Russia, Turkey and the Czech Republic), Mexico and South Africa. JLM intends to continue to utilize its chemical market experience, distribution and logistics capabilities and industry relationships to increase its international presence. In 1999, the Company continued its acquisition strategy by acquiring the Colours and Industrial Chemicals Division of ICI South Africa and the majority shareholdings in ICI South Africa Mozambique Limitada. JLM's worldwide network of companies will enhance South Africa's supply portfolio while at the same time strengthen the relationship with local offshore and domestic suppliers utilizing the Company's global subsidiaries. In 2001, the Company entered into a joint venture agreement in Turkey with a Turkish ship owner who operates chemical tankers mainly in the Mediterranean and Black Sea regions. The joint venture provides a strategic relationship with respect to product availability, flexibility and pricing.

      . Continue to Provide Superior Customer Service. JLM has focused on providing superior customer service and believes it is well positioned to take advantage of current trends within the chemical industry as chemical producers continue to outsource their logistics operations and reduce the number of outside distributors used. The Company provides sourcing, inventory and logistics solutions for its customers and endeavors to provide both its customers and suppliers with a superior level of service.

Products and Customers

      JLM markets more than 400 chemical products to over 1,000 customers worldwide. Set forth below is certain information about the Company's sales of acetone, phenol, propylene and certain other products, including representative customers for such products.

Acetone

      In 2001, JLM distributed approximately 244 million pounds of acetone, of which approximately 88.7% was sourced from the Blue Island Plant and the Mt. Vernon Plant. The largest end market application of acetone is as a raw material in the production of MMA, an important chemical intermediate used to make aircraft windows, lighting fixtures, medical/dental parts, storm doors and taillight lenses. Additional end market applications for acetone include adhesives, pharmaceuticals, solvents, paints and plastics. JLM's acetone customers include Ashland, Chemcentral, PPG Industries, 3M, and Rohm & Haas.

Phenol

      In 2001, the Company distributed approximately 94 million pounds of phenol, which was predominately sourced from the Blue Island Plant. The two largest end market applications for phenol are phenolic resins, which are used in adhesives and bonding agents in plywood and other forest products and BPA. JLM's phenol customers include, Tembee, Dynea Plenco and the 3M corporation.

Propylene

      The largest end market application for propylene is as a raw material in the production of polypropylene which is used in the manufacture of appliance parts, automobile components, brushes, carpeting, rope and tape. Propylene is also used in the production of foams for furniture, insulation, elastomers, molded goods and pharmaceuticals. The Company also markets other olefins, including butadiene and ethylene. The Company's olefins customers include DuPont, Exxon Corporation ("Exxon"), General Electric ("GE"), and Goodyear. JLM's propylene customers include Borealis Exploration Limited ("Borealis"), DSM and Dow Chemical Corporation ("Dow Chemical").

Other Products

      In addition to acetone, phenol and propylene, the Company markets and distributes other commodity, inorganic, plastics, and specialty chemicals including acetophenone, benzoic acid, butadiene, cumene, DDVP, esters, ethylene, fumaric acid, ketones, lindane, methanol and various grades of formulated ethanol. Some of JLM's customers for these products include BASF Corp., Dow Chemical, DSM, Goodyear, Valspar, PPG Industries Inc., and Repsol, S.A. (Spain) ("Repsol").

      During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10% of the Company's revenues.

Manufacturing and Product Sourcing

      In order to support its worldwide marketing and distribution capabilities, the Company continually seeks to acquire assets and establish relationships to provide consistent and reliable sources of products. JLM sources a majority of its products distributed in North America from its Blue Island Plant and the Mt. Vernon Plant.

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

Mt. Vernon Partnership

      In addition to its ownership of the Blue Island Plant, JLM participates in a manufacturing joint venture with GE and an affiliate of CITGO (the "Mt. Vernon Partnership") which owns and operates a phenol plant in Mt. Vernon, IN (the "Mt. Vernon Plant"). The Company owns a 2.0% partnership interest in the Mt. Vernon Partnership, an Indiana limited partnership, that was formed to purchase the Mt. Vernon Plant from GE in November 1987. The Company's principal purpose for entering into the partnership was to secure a long-term source of supply for acetone. In 1988, the Company entered into a long-term acetone sales agreement with the Mt. Vernon Partnership. Under the terms of the acetone agreement, the Company is obligated through the year 2002, and thereafter unless the agreement is terminated upon prior notice, to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Petrochemicals, Inc. ("GE Plastics"). The agreement further provides that the Mt. Vernon

Partnership cannot terminate the agreement as long as JLM is a partner in the Mt. Vernon Partnership. The initial term of this agreement expires in 2002, and continues thereafter for successive one-year terms unless one year's notice is otherwise provided by either party. The Company is currently engaged in negotiations with GE Plastics and the Mt. Vernon Partnership to extend the terms and conditions of the agreement.

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

Supplier Relationships

      In addition to its manufacturing facility and joint venture, JLM sources its products through established supplier relationships with many of the largest and most well-known chemical companies worldwide. Suppliers to JLM include Lyondell Chemicals, Repsol, Premcor, and Solpetroleo. The structure of the Company's relationships with its outside suppliers helps the Company mitigate the impact of cyclical market fluctuations in product supply and price to which typical spot traders or distributors are exposed. In a majority of JLM's supply contracts, the purchase price paid by JLM is not determined until after JLM sells the product, and is generally based on a fixed percentage profit per unit of product sold. In contrast, the typical spot trader or distributor may agree to a fixed purchase price prior to the sale, taking the market risk of effecting a successful resale of the product. In addition, spot traders do not typically enter into long-term supply contracts or relationships, thereby reducing their ability to service the needs of both customers and suppliers.

Terminaling and Storage

      The Company participates in a joint venture that owns and operates the OTC Terminal at the mouth of the Houston, Texas ship channel in Bayport, Texas. The facility is located on 2.4 acres of land and has throughput capacity of approximately 900 million pounds. The facility includes twin storage spheres with a total capacity of approximately 22 million pounds of propylene and is capable of handling and storing gaseous products at a full range of temperature and pressure conditions. The OTC Terminal is believed to be the only independent propylene export terminal in the U.S. and its Gulf Coast location is well suited to enable U.S. producers to place their products into the global market. See "Properties."

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

      JLM has offices in the U.S., Canada, the Netherlands, Venezuela, Colombia, the Czech Republic, South Africa, Spain, Russia, Turkey, and Azerbaijan. JLM also has an alliance with a distributor in Spain and operates through agency relationships in Italy, Brazil, Peru, Mexico and Taiwan.

      In 1997, the Company purchased a 25% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminaling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. In the first quarter of fiscal 2001, the Company made the decision to wind down the operations of JLM Siam. During 2000, when the Company had estimated that the anticipated future undiscounted cash flows would be insufficient to recover the carrying value of the Company's investment, the Company wrote off this investment and recorded a loss on impairment in 2000.

      Approximately 20% of the Company's domestic marketing revenues in 2001 were from sales of specialty chemicals. Prices for specialty chemicals are generally subject to smaller fluctuations than are those for commodity chemicals, and specialty chemical sales generally carry higher gross margins. In establishing supply and distribution relationships in specialty chemicals, the Company attempts to leverage existing relationships and knowledge of the needs and objectives of both suppliers and customers.

      The Company's position as a volume marketer, combined with JLM's knowledge of customer and supplier needs and objectives, affords opportunities to effect product exchanges. Engaging in product exchange transactions allows the Company to provide solutions to customers and suppliers and take advantage of identified market trends. The Company's ability to engage in exchange transactions is enhanced by its terminal and storage capabilities that also enable the Company to build inventory to take advantage of market trends.

      In its olefins marketing activities, JLM focuses on the international marketing of olefin petrochemical gases that require specialized shipping, handling and storage. The Company's olefins marketing activities to date have been largely trading oriented. However, the Company has developed long-term relationships with essential industry participants and its access to terminal and storage facilities will enable the Company to become a volume marketer of olefins globally. The Company has long-term supply and sales contracts with a number of major olefins producers and consumers in North America, South America, Europe and Asia. For example, the Company has supply relationships with Repsol to source butadiene for the U.S. and with Copene Petroguimicade Nordente S.A., Equistar, and Enterprise to export propylene from South America and the the U.S. Some of the Company's significant olefins customers include Dow Chemical, DuPont, Exxon Mobile, GE, Goodyear, BP Amoco, Basell and Borealis.

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

Employees

      As of December 31, 2001, the Company had 158 full-time employees. Of these, 60 employees were in management and administration, 54 in sales and marketing and 44 were in production and distribution. Approximately 25 of the Company's employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union. This agreement expires on October 31, 2004. The Company considers its relations with both its union and non-union employees to be satisfactory.

Environmental Regulation

      The Company and its operations are subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials ("Environmental Laws"). Compliance with such Environmental Laws may result in significant capital expenditures by the Company. Moreover, under certain Environmental Laws, the Company may be liable for remediation of contamination at certain of its current and former properties. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1990, as amended ("CERCLA"), and similar state laws, the Company and prior owners and operators of the Company's properties may be liable for the costs of removal or remediation of certain hazardous or toxic materials on, under or emanating from the properties, regardless of their knowledge of, or responsibility for, the presence of such materials. CERCLA and similar state laws also impose liability for investigation, cleanup costs and damage to natural resources on persons who dispose of or arrange for the disposal of hazardous substances at third-party sites. In addition, under the Resource Conservation and Recovery Act of 1976 ("RCRA"), the holder of a permit to treat or store hazardous waste can be required to remediate environmental pollution from solid waste management areas at the permitted facility regardless of when the contamination occurred.

      Elevated levels of certain petroleum-related substances, organic chemicals and metals have been detected in groundwater and/or soils at the Company's former Wilmington, North Carolina terminal facilities, which the Company sold in October 2001. In 1998, the Company assumed from Union Oil Company of California, the prior owner of the site, the implementation of state approved remedial action plans to address onsite petroleum contamination at some of its terminal facilities. No significant cleanup activities have been conducted at the North Carolina terminal facilities since the Company acquired them in 1992 and 1998. Although the Wilmington, North Carolina terminal was sold in October 2001 and the purchaser assumed liability for costs of clean-up and other remedial activities, the Company remains subject to certain liabilities under Environmental Laws with respect to the facilities which may cause the Company to incur costs, which could be material.

Risk Factors

      An investment in the Company's common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the following risk factors, as well as the other information contained elsewhere or incorporated by reference in this Annual Report. If any of the following risks actually occur, the Company's business could be materially harmed.

Worldwide chemical markets are cyclical and excess production capacity may cause chemical prices to decline and adversely affect the Company's operations.

      Sales of commodity chemicals such as acetone and phenol account for a substantial portion of the Company's revenues. The markets for commodity chemicals are cyclical. This cyclicality primarily results from changes in the balance between supply and demand, the price of feedstocks and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply resulting in generally rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and generally declining prices and profit margins. In 1999, 2000 and 2001, the Company experienced losses due to excess production which resulted in oversupply and lower prices. Although the Company believes that the supply of phenol will not increase, the Company cannot predict with any certainty whether the markets for acetone and phenol will favorably impact the Company's operations or whether the Company will be profitable if a shift in the market causes prices to decline and profit margins for these products to shrink.

If the cost of raw materials increases or the availability of raw materials decreases, the Company's costs could increase and the Company's business could be harmed.

      In 2001, approximately 7.1% of the Company's revenues were derived from the sale of products that the Company manufactures. An adequate supply of raw materials at competitive prices is critical to the economic success of the Company's manufacturing operations. The Company does not produce propylene and benzene, the key raw materials used for the production of cumene, the primary feedstock for the production of acetone and phenol. Currently, the Company obtains propylene and benzene from a number of suppliers under supply contracts at market rates. The Company believes that there are a number of alternative sources of supply for propylene and benzene. However, if the Company's current propylene suppliers were unable to meet their supply obligations to the Company, the Company could be required to incur increased costs for propylene and benzene which could have a material adverse effect on the Company's results of operations and financial condition.

      The Company's ability to pass on increases in raw material prices to the Company's customers is, to a large extent, dependent on market conditions and is limited because the commodity nature of certain chemicals the Company manufactures restricts its ability to increase prices. There may be periods of time in which the Company does not recover increases in raw material prices. If the Company is unable to increase the selling prices of its products due to weak demand for or oversupply of such products, it will not be able to recover such increases in raw material prices. Therefore, increases in raw material prices could have a material adverse effect on its results of operations and financial condition.

Because of the cyclical nature of chemical prices, fluctuations in the selling price of chemicals associated with the Company's distribution supply contracts may increase the Company's costs and reduce profits.

      Certain products the Company distributes are obtained through supply relationships with other chemical producers. Typically, the Company's supply contracts have one-year terms with provisions that automatically renew the contracts for additional one-year terms unless notice of termination is provided (which notice may be, under certain agreements, as short as 30 days). The Company has long-established relationships with many of its suppliers. The Company cannot predict whether its relationships or agreements with its suppliers will be terminated and, if terminated, whether they can be replaced.

      Due to the cyclical nature of the prices of many of the commodity chemical products that it distributes, the Company tries to enter into distribution agreements with external suppliers that provide it with a fixed percentage profit per unit volume of product or otherwise reduce its exposure to fluctuations in the selling price of the products it distributes for other manufacturers. The Company is unable to predict whether it will be able to enter into contracts in the future that provide similar protection against price volatility. The Company's inability to do so could have a material adverse effect on the Company's results of operations and financial condition. In addition, some of the Company's agreements with its suppliers require the Company to purchase a minimum amount of chemical product or to pay certain agreed upon amounts for such minimum quantities if not taken. These agreements expose the Company to financial risk and could require the Company to expend significant amounts of capital without receiving corresponding revenues which could have a material adverse effect on its results of operations and financial condition.

Because a significant portion of the Company's revenues are derived from international sales, uncertain political, economic or military conditions in other countries where the Company operates or intends to expand its operations could materially disrupt its business.

      In 2001, approximately 70.4% of the Company's revenues were attributable to operations conducted abroad and to export sales. In certain countries where it currently operates or sells products, the Company may be subject to certain political, economic or military conditions, including labor unrest, political instability, restrictions on transfers of funds, high export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments and potentially adverse tax consequences. The Company cannot predict whether any of these events will occur and if they do occur, whether they will have a material adverse effect on the Company's business.

Because the Company's business is affected by changes in currency markets, fluctuations in foreign currency exchange rates may adversely affect the Company's results of operations.

      A portion of the Company's revenues is denominated in currencies other than the U.S. dollar because the Company's foreign subsidiaries operate in their local currencies. Accordingly, the Company's results of operations and financial condition may be affected by fluctuations in the exchange rates between such currencies and the U.S. dollar. Moreover, the Company may incur costs in connection with conversions between currencies. From time to time, the Company purchases short-term forward hedge exchange contracts to hedge payments that are in currency other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the Company's results of operations. Certain increases or decreases in these payments are then offset by gains or losses on the related short-term forward exchange contracts. The Company has, in the past, entered into fixed financial hedge contracts on certain of the Company's raw materials for use in the Company's manufacturing segment. Exchange rate fluctuations or hedge contracts may have a material adverse effect on the Company's results of operations and financial condition.

If the Company loses any of its significant customers, it could have a material adverse effect on its financial condition.

      During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10% of the Company's revenues. However, a small number of the Company's customers historically have accounted for a significant percentage of its sales of acetone and phenol. If the Company loses one or more of these significant customers it could have a material adverse effect on the Company's results of operations and financial condition. In the past, the Company has not experienced significant difficulties in replacing the sales volumes accounted for by the periodic loss of significant customers. However, the Company is unable to predict whether the historic levels of business from current customers will be maintained in the future or whether such customers could be replaced quickly enough to avoid adversely impacting the Company's revenues and profitability.

If the Company is unable to successfully implement its business strategy, the Company might not continue to grow and the Company's results of operations and financial condition could be harmed.

      The Company has experienced rapid growth since its inception. The Company's continued growth largely depends on the successful implementation of its business strategy. The Company is unable to predict whether it will be able to successfully implement its business strategy or whether, if implemented, such strategy will be successful. If the Company is unable to implement its business strategy, its results of operations and financial condition could be adversely affected.

Because the Company is subject to various environmental laws and compliance with these laws may entail significant costs, the Company's compliance with environmental laws may adversely affect its operations.

      The Company is subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. The operation of chemical manufacturing and storage facilities and the distribution of chemical products entail risks under environmental laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and criminal sanctions for violations. The Company may be liable for remediation of contamination at certain of its current and former properties and may need to make significant capital expenditures in order to comply with existing and future environmental laws. The Company believes that it currently complies in all material respects with applicable environmental laws. However, the Company may incur environmental liabilities and compliance with environmental laws may require significant capital expenditures, each of which could have a material adverse effect on its results of operations and financial condition.

Because the Company operates in a competitive industry, competition may adversely affect its market position and reduce its market share.

      The Company operates in a highly competitive industry. Many of the Company's competitors have significantly greater financial, production and other resources than the Company. Many of its competitors are large, integrated chemical manufacturers, some of whom have their own basic raw material resources. The Company competes to a lesser extent with certain chemical distribution companies and chemical traders. Barriers to entry in the industry, apart from capital availability, may be low, particularly with respect to commodity products. The entrance of new competitors in the industry, including companies who currently serve as the Company's suppliers, may reduce the Company's ability to maintain current sales or price levels. The Company's competitive position is based principally on customer service and support, breadth of product line, product quality, facility location and the selling prices of its products. The Company's commercial opportunity may be reduced or eliminated if its competitors market their products more effectively than the Company or if they develop and market products that are more useful or less expensive than the Company's products. The Company cannot predict whether it will have sufficient resources to maintain its current competitive position or market share.

If the Company loses members of its senior management or key personnel, its business could be harmed.

      The Company's future success largely depends on the efforts and abilities of its senior management and certain other key personnel, particularly John L. Macdonald, its founder, President and Chief Executive Officer. The Company's success will depend in large part on its ability to retain these individuals and other current members of its senior management team and to attract and retain qualified personnel in the future. The Company's loss of one or more members of senior management or key employees or its inability to attract or retain other qualified employees could have an adverse impact on its results of operations and financial condition.

Concentration of ownership of the Company's common stock in its existing principal stockholder may prevent other stockholders from influencing significant corporate decisions.

      As of March 20, 2002, John L. Macdonald, the Company's President and Chief Executive Officer, beneficially owned, in the aggregate, approximately 44.7% of the Company's issued and outstanding shares. As a result, Mr. Macdonald effectively has the ability to determine the outcome of important matters submitted to the Company's stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets.

If market conditions are not favorable, or if the Company's common stock is delisted by Nasdaq, the price of the Company's stock could decline.

      The Company's common stock is publicly traded on The Nasdaq National Market. The market price of the Company's common stock may be significantly affected by such factors as its operating results, changes in any earnings estimates publicly announced by the Company or by analysts, announcements of significant business developments by the Company or its competitors and various factors affecting the overall economic environment. In addition, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the fundamentals or operating performance of such companies. These market conditions may adversely affect the market price of the Company's common stock.

      In the past, the Company has failed to comply with one of the maintenance criteria for continued listing of its common stock on The Nasdaq National Market. Although the Company currently satisfies the continued listing criteria for The Nasdaq National Market, there is no guarantee that the Company will be able to maintain all of the continued listing requirements in the future. If the Company fails to maintain any of The Nasdaq National Market's continued listing requirements, the Company's common stock would in all likelihood be delisted and transferred to the Nasdaq SmallCap Market (provided that the Company meets all requirements for listing on the Nasdaq SmallCap Market and evidences an ability to sustain long term compliance) or the OTC Bulletin Board. If the Company's common stock is delisted from The Nasdaq National Market or if the Company fails to meet the requirements for listing on the Nasdaq SmallCap Market, it could adversely affect the market price of the Company's common stock and impair the Company's ability to raise capital.

Anti-takeover provisions in the Company's charter documents and Delaware law may deter an acquisition of the Company and could limit the price investors might be willing to pay in the future for the Company's common stock.

      Certain provisions of the Company's certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire or control, or of discouraging a third party from attempting to acquire or control, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock. These provisions (i) allow only the board of directors, the chairman of the board of directors or the chief executive officer to call special meetings of the stockholders, (ii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings, (iii) generally authorize the issuance of one or more classes of "blank check" preferred stock, with such designations, rights and preferences as may be determined from time to time by the board of directors and (iv) require approval of holders of 80% of the outstanding voting power to amend or repeal items (i) and (ii) above. If the Company issues preferred stock, it could decrease the amount of earnings and assets available for distribution to the holders of the Company's common stock or could adversely affect the rights and powers, including the voting rights, of such holders. In certain circumstances, it could have the effect of decreasing the market price of the Company's common stock.

ITEM 2. PROPERTIES:

      The following table sets forth certain information as of December 31, 2001, relating to the Company's principal facilities:

                                                                                     Approximate
Facility                                 Principal Activities; Location              Square Feet             Owned/Leased
--------                                 ------------------------------              -----------             ------------
Corporate Headquarters                   Administration Headquarters;
                                         Tampa, Florida                                 25,000                  Owned(1)

Blue Island Plant                        Manufacturing;
                                         Blue Island, Illinois                         958,000                  Owned(2)

OTC Terminal                             Terminaling and Storage;
                                         Houston, Texas                                104,000                  Co-owned

North American Sales Offices             Blue Island, Illinois                           *                      Owned(2)
                                         Toronto, Canada                                 *                      Leased

International Sales Offices              Rotterdam, Netherlands                          *                      Leased
                                         Cagua, Venezuela                                *                      Leased
                                         Mexico City, Mexico                             *                      Leased
                                         Bogota, Columbia                                *                      Leased
                                         Andhra Pradesh, India                           *                      Leased
                                         Istanbul, Turkey                                *                      Leased
                                         Madrid, Spain                                   *                      Leased
                                         Moscow, Russia                                  *                      Leased
                                         Prague, Czech Republic                          *                      Leased
                                         Johannesburg, South Africa                      *                      Leased
                                         Maputo, Mozambique                              *                      Leased
                                         Baku, Azerbaijan                                *                      Leased

JLM Realty                               Wilmington, North Carolina                      *                      Owned

----------
  * Less than 25,000 square feet

(1) As collateral for a $1.9 million credit agreement entered into with SouthTrust Bank ("SouthTrust"), the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto.

(2) As security for the borrowing under the Company's $7.1 million term loan with GATX Capital Corporation ("GATX"), the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS:

      The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business. See Note 13 to Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Report.

                                     Part II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's common stock trades on the NASDAQ National Market under the symbol "JLMI". As of March 25, 2002, there were 123 stockholders of record. The following table sets forth the quarterly high and low sale prices of JLM's common stock during 2000 and 2001 on the NASDAQ National Market:

2000                                                            High        Low
----                                                            ----        ---
First Quarter............................................      $8.19      $ 2.50
Second Quarter...........................................       6.13        3.06
Third Quarter............................................       4.38        2.50
Fourth Quarter...........................................       2.75        0.75

2001
----
First Quarter............................................       3.00        1.25
Second Quarter...........................................       3.52        1.30
Third Quarter............................................       3.50        1.50
Fourth Quarter...........................................       3.13        1.39

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

      The Company requested a hearing, which was held on March 30, 2001, before a NASDAQ Listing Qualifications Panel (the "Panel") to determine compliance with the ongoing maintenance standards for the NASDAQ National Market. On July 9, 2001, the Company received a favorable determination of the Panel and remains listed on the NASDAQ National Market.

      To date, the Company has not paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Furthermore, JLM Industries, Inc. and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party (see Note 8 of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL INFORMATION

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                      (in thousands, except per share data)


                                                                                       Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     1997          1998          1999          2000          2001
                                                                  ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:
    Revenues .................................................    $ 286,822     $ 305,735     $ 332,698     $ 434,458     $ 340,227
    Gross profit .............................................       30,221        34,706        21,440        21,670        17,653
    Operating income (loss) ..................................       13,332        11,062        (3,192)       (3,581)       (5,858)
    Income (loss) from continuing operations before
       extraordinary item ....................................        6,735         4,901        (3,541)       (8,296)       (2,660)
Basic Earnings (loss) Per Share:
    Income (loss) from continuing operations before
       extraordinary item ....................................    $    1.17     $    0.70     $   (0.53)    $   (1.26)    $   (0.31)
Diluted Earnings (loss) Per Share:
    Income (loss) from continuing operations before
       extraordinary item ....................................    $    1.16     $    0.70     $   (0.53)    $   (1.26)    $   (0.31)
Basic weighted average shares outstanding ....................        5,753         7,038         6,665         6,568         8,562
Diluted weighted average shares outstanding ..................        5,790         7,038         6,665         6,568         8,562
Other Financial Data:
    Depreciation and amortization ............................    $   2,947     $   3,671     $   4,046     $   3,893     $   3,821
    EBITDA (1) ...............................................       16,850        14,733         4,853        (5,549)        5,115
Balance Sheet Data:
    Working capital (deficit) ................................    $  14,321     $  16,057     $  18,216     $    (906)    $   2,700
    Total assets .............................................       84,606       102,726       139,483       136,380        83,963
    Total debt ...............................................        5,964        17,048        27,776        21,414        15,260
    Total stockholders' equity ...............................       38,821        42,351        37,202        27,930        26,865
Cash Flow Information:
    Operating activities .....................................    $   8,606     $   6,109     $   3,276     $  12,134     $  (9,820)
    Investing activities .....................................       (3,176)       (5,910)      (13,186)          808         6,677
    Financing activities .....................................       (5,012)       (3,083)        9,964        (6,532)       (1,879)
    Capital expenditures .....................................        2,875         1,102         2,204         1,548           592
Effect of Change in Accounting Principle (2):
    Net income ...............................................         (355)         (834)           --            --            --
    Basic and diluted earnings per share .....................        (0.08)        (0.12)           --            --            --

----------
(1) EBITDA represents the operating income (loss) of the Company plus depreciation and amortization. In 1999, EBITDA also included approximately $4.0 million of tax benefit. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.

(2) During 2000, the Company changed its accounting principle used for certain inventories from last-in, first-out, to first-in, first-out. The Company's prior year financial statements have been retroactively restated to reflect this change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements of the Company and the Notes thereto included in this Annual Report. In particular, for information regarding the Company's operations in different industry segments and geographic locations see Note 19 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, investment impairments, goodwill impairments, loss contingencies, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. The Company utilizes credit insurance to minimize the risk of loss from non-payment of U.S. customer receivables. If there is a deterioration of a major customer's credit worthiness, and if balances exceed insured limits, the Company's estimates of the recoverability of amounts due to us could be adversely affected. The allowance for doubtful accounts is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled accounts.

      Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for its products, the Company may be required to record adjustments in order to reflect the inventory at the lower of cost or market, and the gross margin could be adversely affected.

      Other investments are primarily investments in partnerships. JLM accounts for the majority of its investments in partnerships on the equity basis and, accordingly, records its respective share of profits and losses that are allocated in accordance with the partnership agreements. Changes in market conditions could result in investment impairment.

      The carrying values of long-lived assets, including property and equipment, goodwill and other intangibles, and investments, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. In response to changes in industry and market conditions, the Company may strategically realign resources and consider restructuring or disposing of businesses, which could result in an impairment of goodwill. When the book value of an intangible asset exceeds associated expected future operating cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either future cash flows or appraised values.

      JLM is subject to the possibility of various loss contingencies arising in the ordinary course of business. JLM considers the likelihood of the loss or impairment of an asset, or the incurrence of a liability as well as JLM's ability to reasonably estimate the amount of the loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. JLM regularly evaluates information currently available to the Company to determine whether such losses should be recorded. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

      JLM accounts for U.S. income taxes and accrues for U.S. income tax liabilities based on its consolidated U.S. earnings. The Company's foreign subsidiaries file tax returns in the countries where incorporated. To the extent these subsidiaries are profitable, taxes are paid based on each country's prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit, subject to certain limitations, to be applied against the Company's U.S. consolidated return for the foreign taxes paid by the Company's foreign subsidiaries. If losses are incurred, countries in which the Company's foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years. The Company's future effective tax rates and realization of carry forward losses could be adversely affected if earnings are lower than anticipated in countries where there are lower statutory rates or by unfavorable changes in tax laws or regulations.

GENERAL

      JLM is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes it is the sixth largest chemical distributor in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone and
(iii) sources acetone from its joint venture manufacturing operation.

      The Company's business consists of manufacturing and marketing segments. The Company's manufacturing segment includes the operations of the Blue Island Plant.

      The Company's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

      A majority of the Company's revenue is derived from the sale of commodity chemicals, prices for which are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. During the second half of 1998 through the first quarter 2000, the Company's performance was negatively impacted by the petrochemical down cycle in which both overall pricing and margins accelerated downward. Pricing pressure on manufactured products, specifically phenol, continued during the period coupled with substantial increases in raw material feedstock costs. Beginning in the second quarter 2000, major U.S. phenol/acetone producers, including the Company, announced price increases that became effective April 1, 2000. In addition, raw materials costs began dropping in the second half of 2000. Raw material pricing has continued to decline in 2001, leading to some recovery of the Company's operating margins.

      Set forth below, for the periods indicated, is certain information regarding the contributions by the marketing and manufacturing segments to the Company's revenues, gross profit, operating income, gross margin and operating margin. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                       As a Percentage of Segment Revenues

                                                      Years Ended December 31,
                                                      ------------------------
                                                      2001      2000      1999
                                                      ----      ----      ----
Gross profit:
   Marketing .....................................    4.4%      4.8%      6.5%
   Manufacturing .................................   15.4%      8.6%      5.6%
Total gross profit ...............................    5.2%      5.0%      6.4%

Segment operating income (loss):
   Marketing .....................................   (0.2%)     0.7%      0.6%
    Manufacturing ................................   (5.2%)    (8.8%)    (14.8%)

Total segment operating income (loss) ............   (0.6%)     0.2%      0.2%

                                                                                Year Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                                2001                      2000                       1999
                                                       ----------------------    ----------------------     ----------------------
                                                                           (in thousands, except percentages)
Revenues:
   Marketing .......................................   $ 316,171         92.9%   $ 410,524         94.5%    $ 313,442         94.2%
   Manufacturing ...................................      24,056          7.1%      23,934          5.5%       19,256          5.8%
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Total revenues .....................................   $ 340,227        100.0%   $ 434,458        100.0%    $ 332,698        100.0%
                                                       =========    =========    =========    =========     =========    =========
Gross profit:
   Marketing .......................................   $  13,945         79.0%   $  19,602         90.5%    $  20,362         95.0%
   Manufacturing ...................................       3,708         21.0%       2,068          9.5%        1,078          5.0%
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Total gross profit .................................   $  17,653        100.0%   $  21,670        100.0%    $  21,440        100.0%
                                                       =========    =========    =========    =========     =========    =========
Segment operating income (loss):
   Marketing .......................................   $    (778)        13.3%   $   2,910        (81.3%)   $   2,026        (63.5%)
   Manufacturing ...................................      (1,254)        21.4%      (2,116)        59.1%       (2,848)        89.2%
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Total segment operating loss .......................      (2,032)        34.7%         794        (22.2%)        (822)        25.7%
Corporate expense ..................................      (3,826)        65.3%      (4,375)       122.2%       (2,370)        74.3%
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Total operating loss ...............................   $  (5,858)       100.0%   $  (3,581)       100.0%    $  (3,192)       100.0%
                                                       =========    =========    =========    =========     =========    =========

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

      The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2001 and 2000.

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

      The Company's former Venezuelan operation incurred losses which generated net operating loss carryforwards ("NOLs") and, based on Venezuelan tax regulations, these NOLs may be carried forward for three years. The Company purchased approximately $3.8 million of net operating loss carryforwards in Holland, through the acquisition of Tolson, that can be carried forward indefinitely. During 2001, 2000, and 1999 respectively, the Holland operation generated approximately $2,100,000, $386,000 and $1,000,000, respectively, of income on which there will be no income taxes payable either currently or in the future due to the purchased NOL carryforwards. However, the utilization of the acquired tax credits results in Deferred Tax Expense being recognized of approximately $735,000 in 2001, $135,000 in 2000 and $340,000 in 1999. In
general, foreign losses are not deductible for U.S. federal income tax purposes and as a result cannot be offset against U.S. pre-tax profits.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues decreased $94.3 million, or 21.7%, to $340.2 million for the year ended December 31, 2001 from $434.5 million for the prior year. Revenues for the marketing segment decreased $94.3 million, or 23.0%, to $316.2 million for the year ended December 31, 2001 from $410.5 million for the prior year. The Company experienced lower revenues from its marketing activities in the United States in 2001, primarily due to the sale in 2001 of a portion of its solvents distribution business. In addition, there were lower revenues from the Company's Holland subsidiary primarily due to a decrease in volume. These decreases in marketing revenues were partially offset by an increase in revenue from the Company's Singapore subsidiary. Revenues for the manufacturing segment increased $0.1 million, or 0.5%, to $24.1 million for the year ended December 31, 2001 from $23.9 million for the prior year. The increase in manufacturing segment revenues was due primarily to increases in phenol selling prices. Revenues for JLM Terminals for the years ended December 31, 2001 and 2000 were $1.7 million and $2.0 million, respectively. Revenues for JLM Asia for the years ended December 31, 2001 and 2000 were $131.0 million and $111.9 million, respectively. Both of these entities were sold in October 2001 and were included in the marketing segment.

      Gross Profit. Gross profit decreased approximately $4.0 million, or 18.4%, to $17.7 million for the year ended December 31, 2001 from $21.7 million for prior year. Gross profit from the marketing segment decreased $5.7 million to $13.9 million for the year ended December 31, 2001 from $19.6 million for the prior year, a decrease of 29.1%. The decrease in gross profit was primarily due to lower gross profits from the Company's marketing activities in the United States due to the sale in 2001 of a portion of its solvents distribution business and decreased sales and gross profits from its Holland subsidiary.

      Gross profit from the manufacturing segment increased $1.6 million to $3.7 million for the year ended December 31, 2001 from $2.1 million for the prior year. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs.

      Selling, General and Administrative Expenses (SG&A). SG&A decreased $1.8 million, or 7.1%, to $23.5 million for the year ended December 31, 2001 from $25.3 million for the prior year. The decrease in SG&A was primarily the result of reductions in personnel, office closings and other cost savings initiatives implemented by management in the last nine months of 2000 and in 2001. As a percentage of revenues, SG&A increased to 6.9% of revenues for the year ended December 31, 2001 from 5.8% of revenues for the prior year.

      Operating Loss. Operating loss increased by $2.3 million to an operating loss of $5.9 million for the year ended December, 31 2001 from an operating loss of $3.6 million for the prior year.

      Interest Expense - Net. Interest expense, net of interest income, decreased $0.1 million to interest expense, net of interest income, of $2.8 million for the year ended December 31, 2001 as compared to $2.9 million for the prior year. The Company completed a refinancing in the second quarter of 2001, and accordingly, anticipates lower interest expense. (See "Liquidity and Capital Resources - Refinancings and Credit Facilities").

      Other Income - Net. Other income increased $12.6 million to $7.5 million for the year ended December 31, 2001 from a loss of $(5.1) million for the prior year. The increase was primarily attributable to a gain of $2.9 million on the sale of the Company's solvents distribution business in the United States in the second quarter of 2001, a settlement of a lawsuit in the amount of $3.0 million in the third quarter of 2001, and a $3.7 million gain on the sale of the JLM Terminals property in the forth quarter 2001. These gains were partially offset by a $1.4 million loss relating to the sale of JLM Asia. The Company had recorded losses in 2000 totaling $5.3 million relating to investment impairments, which did not recur in 2001.

      Foreign Currency Exchange Loss - Net. During the year ended December 31, 2001, although the Company experienced a weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar, foreign currency exchange losses were relatively unchanged. This was primarily the result of the use of short-term forward exchange contracts to offset the impact of currency fluctuations on certain transactions denominated in a currency other than a subsidiary's functional currency.

      Income Tax Provision (Benefit). The Company's income tax provision for the year ended December 31, 2001 rose $5.2 million to $1.2 million from an income tax benefit of $4.0 million for the prior year. The increase in the Company's income tax provision was primarily attributable to income taxes incurred on a gain of $2.9 million on the sale of a portion of the Company's solvents distribution business in the United States, the lawsuit settlement in the amount of $3.0 million, and from permanent tax differences arising during the year.

      Net loss. Net loss decreased by $5.3 million to a net loss of $3.0 million for the year ended December 31, 2001 from a net loss of $8.3 million in the prior year.

      Other Comprehensive Loss. Other comprehensive loss includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective years. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders' equity. Net other comprehensive loss increased by $0.2 million to $1.2 million for the year ended December 31, 2001 from comprehensive loss of $1.0 million in the prior year.

      Comprehensive loss. Comprehensive loss, including the effect of other comprehensive loss, decreased by $5.1 million to a comprehensive loss of $4.1 million for the year ended December 31, 2001 from a comprehensive loss of $9.2 million for the prior year.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Revenues increased $101.8 million to $434.5 million for the year ended December 31, 2000 from $332.7 million for the prior year, an increase of 30.6%. Revenues for the marketing segment increased $97.1 million to $410.5 million for the year ended December 31, 2000 from $313.4 million for the prior year, an increase of 31.0%. The increase in marketing revenues was the result of increased sales from the Company's domestic marketing operations, and its Holland and Singapore subsidiaries. The increase in domestic marketing operations was primarily due to increases in the selling price of the Company's products. Approximately $16.1 million of the increase in marketing revenues was the result of the inclusion of the Company's South African subsidiary for the full year in 2000. The Company acquired its South African subsidiary in September 1999. Revenues for the manufacturing segment increased $4.6 million, or 23.8%, to $23.9 million for the year ended December 31, 2000, from $19.3 million for the prior year. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices throughout 2000.

      Gross Profit. Gross profit increased approximately $0.3 million, or 1.4%, to $21.7 million for the year ended December 31, 2000 from $21.4 million for the prior year. Gross profit from the marketing segment decreased $0.8 million to $19.6 million for the year ended December 31, 2000, from $20.4 million for the prior year, a decrease of 3.9%. The decrease in gross profit was primarily due to lower gross margins from the Company's Holland subsidiary related to weakness during the year in the Euro, and the closing of the Company's operation in Venezuela in the second quarter of 2000.

      Gross profit from the manufacturing segment increased to $2.1 million, or 90.9%, for the 2000 fiscal year from the $1.1 million reported during the year ended December 31, 1999. The increase in manufacturing gross profit was the result of higher selling prices in the Company's two main products, phenol and acetone, coupled with decreases in raw material costs during the last six months of 2000.

      Selling, General and Administrative Expenses (SG&A). SG&A increased $0.7 million to $25.3 million for the year ended December 31, 2000 from $24.6 million for the prior year, an increase of 2.8%. The increase was primarily due to the inclusion of expenses related to the Company's operations in South Africa for the full year in 2000, versus only the fourth quarter in 1999. As a percentage of revenue, SG&A decreased to 5.8% of revenues for the year ended December 31, 2000, from 7.4% of revenues for the year ended December 31,1999. The decrease in SG&A as a percentage of revenue was primarily a result of efficiencies gained by integrating the operations of acquired business and costs savings initiatives implemented in the year 2000.

      Operating Loss. Operating loss increased $0.4 million, or 12.5%, to $3.6 million for the year ended December 31, 2000 from $3.2 million for the prior year.

      Interest Expense--Net. Interest expense, net of interest income, increased $1.2 million, or 70.6%, to $2.9 million for the year ended December 31, 2000 from $1.7 million for the prior year. The increase is principally due to an increase in borrowings to fund the South Africa and Sofecia acquisitions, coupled with higher interest rates in the year 2000.

      Other Income (Expense)--Net. Other income (expense) decreased $5.3 million, from income of $0.2 million in the year ended December 31, 1999, to expense of $5.1 million in the year ended December 31, 2000. In the year ended December 31, 2000, other income (expense) consisted primarily of unusual charges totaling approximately $5.3 million. The Company incurred an unusual charge of approximately $1.1 million to write off an option to acquire 85% of the outstanding common shares of GZ Holdings Inc. at a purchase price of $15.0 million. The Company elected not to exercise the option which expired on March 31, 2001.

      The Company also incurred an unusual charge of $1.5 million related to a loan agreement with Polyform USA, LLC, entered into with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. In addition to a promissory note from Polyform USA, LLC, the Company received a Guarantee and a Fiduciary Transfer Agreement from Polyform MEPE, the owner of the plant facility in Greece, pledging certain enumerated equipment located in Greece as security for the promissory note. Polyform USA defaulted on the promissory note on January 27, 2000. The Company had filed suit in Florida to recover on the promissory note and in Greece to enforce the guarantee and the Fiduciary Transfer Agreement. The Company has elected to treat the note under FAS 15 as a troubled debt restructuring by marking the note to the fair market value of the underlying collateral.

      In the fourth quarter of 2000, the Company recorded an unusual charge of approximately $1.1 million related to agreements to purchase 25% of the common stock of S.K. Chemicals Asia Pte. Ltd. ("SK Chemicals"), an international petrochemical distributor, for $500,000 cash, and an agreement to purchase for $500,000 cash a 12.7% interest in S.K. Chemical Trading Pte. ("SK Trading"). In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, two Singapore based companies participating in a joint venture to construct a dioctyl phthlate plant and terminal in Vietnam, for a 49% interest in an existing terminal facility which was named Siam JLM Co., Ltd. The operations of Siam JLM Co., Ltd. have not met performance expectations and were wound down in 2001; therefore, the Company wrote off this investment in the fourth quarter of 2000.

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

      Foreign Currency Exchange Loss. During the year ended December 31, 2000, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in an increase in the loss of $0.2 million compared to the same period in 1999.

      Income Tax Benefit. The Company's benefit for income taxes increased approximately $2.4 million, or 150.0%, from approximately $1.6 million for the year ended December 31, 1999, to approximately $4.0 million for the year ended December 31, 2000. The net income tax benefit was incurred primarily on the Company's U.S. operations, partially offset by the tax provision generated by the Company's foreign operations.

      Net Loss. Net loss increased approximately $4.8 million, or 137.1%, to approximately $8.3 million for the year ended December 31, 2000, from approximately $3.5 million for the prior year, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Operating activities used approximately $9.8 million of cash in 2001. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $5.1 million of cash primarily to reduce accounts payable. Changes in assets and liabilities used approximately $4.7 million of cash primarily to reduce accounts payable. Investing activities provided approximately $6.7 million of cash. Financing activities utilized approximately $1.9 million of cash, primarily related to principal payments on long-term debt. Foreign currency translation loss was $1.6 million principally as a result of increased international business.

      Operating activities provided approximately $12.1 million of cash in 2000. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $5.6 million of cash. Changes in assets and liabilities provided approximately $17.7 million of cash. Investing activities provided approximately $0.8 million of cash. Financing activities utilized approximately $0.8 million of cash, primarily related to principal payments on long-term debt. Foreign currency translation loss was $1.0 million principally as a result of increased international business.

      Operating activities provided approximately $3.3 million of cash in 1999. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred provided approximately $3.5 million of cash. Changes in assets and liabilities used approximately $0.2 million of cash. Investing activities utilized approximately $13.2 million of cash, principally consisting of acquisitions and capital expenditures. Financing activities provided approximately $10.0 million of cash, primarily from the Company's acquisition and working capital lines of credit. Foreign currency translation loss was approximately $1.1 million principally as a result of increased international business and the weakening of the dollar in 1999.

Credit Agreement

      In November 1999, the Company entered into the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts ("Citizens") (f/k/a State Street Bank and Trust) (the "Credit Agreement") which restructured its unsecured $30 million acquisition line of credit, replacing it with a $34.5 million line of credit. Under the terms of the restructuring, $14.5 million was a five year secured term loan which was scheduled to expire on November 1, 2004 and the remaining $20.0 million had terms that expired on November 1, 2001. The loan was repaid in June 2001.

      In the third quarter of 2000, the Company gave notice to Citizens that it would not meet financial covenants contained in the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. In connection with the First Amendment, the Company issued a warrant to Citizens to purchase 250,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the issuance of the warrant (the "Citizens warants"). Pursuant to the First Amendment, the warrants were reduced to 125,000 due to the loan being paid in full by October 1, 2001. The loan was repaid on June 28, 2001. As of December 31, 2001 none of the 125,000 warrants had been exercised.

      As of the issue date, the Company estimated the value of the Citizens warrants using the Black-Scholes model to be $255,000, calculated based on a ten year life, 5.25 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and was charged to expense during 2001 as an extraordinary loss due to the extinguishment of the Citizens loan.

Refinancing

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

      Revolving Credit Facility. On June 28, 2001, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Congress Financial Corporation (Florida) ("Congress"). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company's eligible accounts receivable, plus the lesser of (i) 55% of the value of the Company's eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of December 31, 2001, $6.7 million was outstanding under the Revolving Credit Facility, $5.0 million of which bore interest at LIBOR plus 250 basis points, and $1.7 million of which bore interest at the rate of 5.5% per annum. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company's receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2003, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company's prepayment of borrowings, the Company will be required to pay a termination fee of (x) $400,000 if the facility is terminated on or before June 28, 2002, or (y) $200,000 if the facility is terminated after such date.

      Term Debt Facility. On June 28, 2001, the Company entered into a $7.1 million term loan (the "Term Debt Facility") with GATX Capital Corporation ("GATX") which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. On October 10, 2001, the Company sold its Wilmington, North Carolina terminal, amended its Term Debt Facility, repaid $3.0 million of the term loan to GATX along with a prepayment penalty of $83,000, and delivered a standby letter of credit of $500,000 as additional collateral. The balance of the Term Loan of $3.8 million bears interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 70 monthly installments of principal and accrued interest in the amount of $76,965 each, ending June 27, 2007. Borrowings may be prepaid subject to a prepayment penalty ranging between $198,083 (if paid between June 28, 2001 and June 30, 2002) to $18,677 (if paid between July 1, 2005 and June 30, 2006).

      In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company's common stock at an exercise price of $2.30 per share (the "GATX Warrants"). The GATX Warrants are immediately exercisable and expire on June 28, 2011. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants. As of December 31, 2001, none of the warrants had been exercised.

      As of the issue date, the Company estimated the value of the GATX warrants using the Black-Scholes model to be $366,502, calculated based on a ten year life, 5.28 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and is being amortized to interest expense over the outstanding debt term using the effective interest method.

      Mortgage Loan. On June 15, 2001, the Company entered into a $1.9 million credit agreement (the "Mortgage Loan") with SouthTrust Bank ("SouthTrust"). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty. As of December 31, 2001, the outstanding principal balance was $1.8 million.

      Private Placement. On June 28, 2001, the Company consummated a private placement (the "Private Placement") of 2,173,913 shares of common stock (the "Shares") at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase 250,000 shares of the Company's common stock on March 29, 2001 to Phoenix Enterprises LLC ("Phoenix") and its designees, at exercise prices of $1.43. The Company issued 100,000 warrants on May 24, 2001 and 325,000 warrants on June 28, 2001 to Phoenix Enterprises LLC ("Phoenix") and its designees, at an exercise price of $1.15 per share (collectively, the "Phoenix Warrants"). The Phoenix Warrants were immediately exercisable at the date of the grant and were scheduled to expire five years from the date of grant. On September 7, 2001, Phoenix exercised warrants to purchase 555,000 shares of common stock, using the cashless exercise provision, and received 331,048 shares of common stock. On October 11, 2001 designees of Phoenix exercised warrants to purchase 120,000 shares of common stock, using the cashless exercise provision, and received 70,164 shares of common stock. As of December 31, 2001, all of the Phoenix Warrants had been exercised.

      The value of the Phoenix Warrants was estimated as of the respective issue dates using the Black-Scholes model. The Company estimated the total value of the warrant issues to be $1,024,718, calculated based on a five year life, a risk-free interest rate between 4.51 percent and 4.96 percent, 63 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition, the Company has never paid dividends. The value of the warrants has been accounted for within paid in capital as a cost of the issuance of the private placement.

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

      The Company believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy.

Settlement of Litigation

      On October 9, 2001, the Company received a payment of $1.15 million in connection with a settlement in the action entitled JLM Europe B.V., JLM Industries (Europe) B.V., JLM International, Inc., and JLM Industries, Inc. v. Tolson Holding B.V. and Vitol Netherlands B.V. pursuant to a stipulation dated September 25, 2001. Upon the payment of the $1.15 million, the plaintiff JLM companies delivered a general release to the defendants and Vitol Holding B.V., the defendants delivered to the plaintiff JLM companies a general release, and the action was discontinued with prejudice by stipulation. The consideration given to the plaintiff JLM companies included (a) the agreement by the defendants that the promissory note given by JLM Industries (Europe) B.V. to defendant Tolson Holding B.V., dated May 13, 1998, in the original principal amount of $2.85 million was deemed satisfied and paid, and (b) the payment by the defendants of the sum of $1.15 million mentioned above. The defendants had maintained in the action that JLM Industries (Europe) B.V. owed $1.8 million and interest thereon under the note. JLM Industries (Europe) B.V. had denied that it owed anything on the note. It had made three installment payments of $.35 million and interest on the note, but refused to make any further payments on the note by reason of the conduct of defendants as alleged in the complaint in the action. This action was pending in the Supreme Court of the State of New York in and for the County of New York.

Dispositions

      On October 10, 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. ("JLM Terminals") for $6.25 million cash. The proceeds were used to repay $3.0 million of long-term debt, and the remainder provided working capital and liquidity for the Company. The carrying value of the property and equipment was $2.5 million. Revenues, net income (loss), and earnings (loss) per share, excluding the gain on the sale of assets of $3.7 million in 2001, of JLM Terminals, for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                      (in millions, except per share data)
Revenues ..................................................   $ 1.7    $ 2.0    $ 1.5
Net income (loss) .........................................   $(1.5)   $(0.3)   $ 0.1
Effects on  basic and diluted earnings (loss) per share ...   $(.18)   $(.04)   $ .01

      On October 4, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary, JLM Chemicals Asia Pte, Ltd. ("JLM Asia") for $1.7 million in cash and the cancellation of letters of credit in the amount of $3 million. The proceeds were applied to the Company's Revolving Credit Facility. Included in the Company's results for the year ended December 31, 2001 is a charge of $1.4 million to reflect the loss on the transaction. Revenues, net income (loss), and earnings (loss) per share, excluding the loss on the sale of $1.4 million in 2001, of JLM Asia, for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                    Years Ended December 31,
                                                                --------------------------------
                                                                 2001         2000         1999
                                                                ------       ------       ------
                                                              (in millions, except per share data)
Revenues ..................................................     $131.0       $111.9       $73.5
Net income (loss) .........................................     $ (1.3)      $  1.3       $ 1.0
Effects on basic and diluted earnings (loss) per share ....     $ (.15)      $  .20       $ .15

      During the second quarter of 2001 the Company closed on a transaction to sell a portion of JLM Marketing's solvents distribution business in the United States to Sasol North America for $2.9 million in cash. The primary assets sold as part of the transaction were customer and supplier lists, marketing records, promotional materials, and contracts and agreements. The assets were generated internally by the Company and as a result had no carrying value. The $2.9 million is reflected in other income in the financial statements.

Effects of Inflation

      Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its results over the last three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

      As a global enterprise, JLM faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. The majority of the Company's U.S. transactions are denominated in U.S. Dollars. Historically, the Company's primary exposures relating to U.S. operations have related to nondollar-denominated sales in foreign markets, primarily Canada. The Company's foreign subsidiaries operate in their respective local currencies. Primary exposures for the Company's foreign subsidiaries have related to sales and purchases in currencies other than their own respective local currencies. The Company does, from time to time, purchase short-term forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. At December 31, 2001, the Company had forward currency exchange agreements that remained outstanding. The fair value of the forward currency exchange agreements at December 31, 2001 was approximately $200,000.

      The formal adoption of the Euro on January 1, 2002 as the common currency for members of the European Union did not have a material adverse effect on our internal systems, operating results, or financial condition.

Commodity Price Risk

      The Company enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 2001, the Company had the following related to inventory exchanges:

Total pounds payable under the exchange contracts ..............................    470,861
Total amount payable under the exchange contracts ..............................   $ 79,674
Weighted average price per pound payable under the exchange contracts ..........   $ 0.1692

      Since the Company is a market maker in acetone, the Company normally becomes aware of future price fluctuations in acetone prior to such prices being disclosed on the open market. In addition, the Company manufactures acetone, and can deliver its manufactured acetone to satisfy quantities payable under exchange contracts. Therefore, the Company believes that it can reposition itself with respect to the inventory exchanges in order to minimize the market risk inherent in such positions.

Interest Rate Risk

      The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2002. However, there can be no assurances that interest rates will not significantly change in 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements
                        As of December 31, 2001 and 2000
            And for the years ended December 31, 2001, 2000, and 1999

Report of Independent Certified Public Accountants........................   24
Independent Auditors' Report..............................................   25
Consolidated Balance Sheets...............................................   26
Consolidated Statements of Operations and Comprehensive Loss..............   27
Consolidated Statements of Changes in Stockholders' Equity................   28
Consolidated Statements of Cash Flows.....................................   29
Notes to Consolidated Financial Statements................................   30

                    Consolidated Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts............................   51

Report of Independent Certified Public Accountants

The Stockholders and Board of Directors
JLM Industries, Inc.

      We have audited the accompanying consolidated balance sheet of JLM Industries, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14a. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLM Industries, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                Ernst & Young LLP

Tampa, Florida
March 29, 2002

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
JLM Industries, Inc.:

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the 2000 and 1999 financial statement schedules listed in the Index at Item 8. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules for 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for certain inventories from the LIFO to the FIFO method and retroactively restated the 1999 financial statements for the change.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
April 17, 2001

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                                                     2001                  2000
                                                                                                -------------         -------------
ASSETS
Current Assets:
    Cash and cash equivalents ..........................................................        $     228,618         $   6,873,221
    Accounts Receivable:
       Trade, net of allowance of approximately $611,000 and
          $288,000, respectively .......................................................           25,568,489            47,507,510
       Other ...........................................................................            2,153,314             5,406,089
    Inventories ........................................................................           10,963,883            24,507,901
    Prepaid expenses and other current assets ..........................................            1,877,979             2,117,533
    Income tax receivable ..............................................................              176,621                    --
                                                                                                -------------         -------------
           Total current assets ........................................................           40,968,904            86,412,254
    Other investments ..................................................................            6,040,344             6,021,923
    Property and equipment, net ........................................................           19,930,939            24,201,841
    Goodwill and other intangibles, net ................................................            9,989,697            12,051,583
    Other assets, net ..................................................................            7,033,094             7,692,315
                                                                                                -------------         -------------
           Total assets ................................................................        $  83,962,978         $ 136,379,916
                                                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses ..............................................        $  34,267,597         $  76,984,627
    Current portion of debt ............................................................            3,456,448             7,257,975
    Income taxes payable ...............................................................                   --             2,475,228
    Deferred revenue--current ..........................................................              544,444               600,000
                                                                                                -------------         -------------
           Total current liabilities ...................................................           38,268,489            87,317,830
    Long-term debt .....................................................................           11,804,033            14,155,851
    Deferred income taxes ..............................................................            3,297,520             2,628,099
    Minority interest ..................................................................              731,200               754,269
    Deferred revenue and other liabilities .............................................            2,996,800             3,594,267
                                                                                                -------------         -------------
           Total liabilities ...........................................................           57,098,042           108,450,316
Commitments and Contingencies (Note 13)
Stockholders' Equity:
    Preferred stock--5,000,000 shares authorized;
       0 shares issued and outstanding .................................................                   --                    --
    Common stock--$.01 par value, 30,000,000 shares authorized;
       9,956,522 and 7,234,201 shares issued, respectively .............................               99,566                72,342
    Additional paid-in capital .........................................................           24,670,830            21,768,656
    Retained earnings ..................................................................            8,310,792            11,300,653
    Accumulated other comprehensive loss ...............................................           (3,095,353)           (1,942,602)
                                                                                                -------------         -------------
                                                                                                   29,985,835            31,199,049
    Less treasury stock at cost - 640,979 and 665,979 shares, respectively .............           (3,120,899)           (3,269,449)
                                                                                                -------------         -------------
           Total stockholders' equity ..................................................           26,864,936            27,929,600
                                                                                                -------------         -------------
           Total liabilities and stockholders' equity ..................................        $  83,962,978         $ 136,379,916
                                                                                                =============         =============

                 See notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            Years Ended December 31,

                                                                               2001                  2000                  1999
                                                                          -------------         -------------         -------------
Revenues .........................................................        $ 340,226,513         $ 434,457,925         $ 332,697,833
Cost of revenues .................................................          322,573,531           412,788,160           311,257,954
                                                                          -------------         -------------         -------------
    Gross profit .................................................           17,652,982            21,669,765            21,439,879
Selling, general and administrative expenses .....................           23,511,337            25,250,744            24,632,066
                                                                          -------------         -------------         -------------
    Operating loss ...............................................           (5,858,355)           (3,580,979)           (3,192,187)
Interest expense--net ............................................           (2,774,576)           (2,948,526)           (1,676,036)
Other income (expense)--net ......................................            7,496,877            (5,123,162)              230,539
Foreign currency exchange loss--net ..............................             (366,943)             (437,317)             (237,784)
                                                                          -------------         -------------         -------------
Loss before minority interest, income taxes and
    extraordinary item ...........................................           (1,502,997)          (12,089,984)           (4,875,468)
Minority interest in income of subsidiaries ......................               23,069              (211,184)             (287,218)
                                                                          -------------         -------------         -------------
Loss before income taxes and
    extraordinary item ...........................................           (1,479,928)          (12,301,168)           (5,162,686)
                                                                          -------------         -------------         -------------
Income taxes
    Current ......................................................              300,338               767,649            (4,075,746)
    Deferred .....................................................              879,965            (4,772,410)            2,453,880
                                                                          -------------         -------------         -------------
    Total income tax (benefit) provision .........................            1,180,103            (4,004,761)           (1,621,866)
                                                                          -------------         -------------         -------------

Loss before extraordinary item ...................................           (2,660,031)           (8,296,407)           (3,540,820)
Extraordinary item:
    Loss from debt extinguishment (net of income tax
        benefit of approximately $210,000) .......................            (329,830)                   --                    --
                                                                          -------------         -------------         -------------
Net loss .........................................................           (2,989,861)           (8,296,407)           (3,540,820)
Other comprehensive loss .........................................           (1,152,751)             (956,782)           (1,114,691)
                                                                          -------------         -------------         -------------
Comprehensive loss ...............................................        $  (4,142,612)        $  (9,253,189)        $  (4,655,511)
                                                                          =============         =============         =============
Basic and diluted loss per share:
    Loss before extraordinary item ...............................        $       (0.31)        $       (1.26)        $       (0.53)
    Extraordinary loss ...........................................                (0.04)                   --                    --
                                                                          -------------         -------------         -------------
    Net loss .....................................................        $       (0.35)        $       (1.26)        $       (0.53)
                                                                          =============         =============         =============
Weighted average basic and diluted shares outstanding ............            8,561,631             6,568,042             6,664,580

                 See notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 2000 and 2001

                                                                                        Accumulated
                                                         Additional                        Other                          Total
                                           Common         Paid-in        Retained      Comprehensive     Treasury      Stockholders'
                                           Stock          Capital        Earnings      (Loss) Income       Stock          Equity
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998 ........   $     71,188   $ 21,330,709    $ 23,137,880    $    128,871    $ (2,317,927)   $ 42,350,721
Purchase of treasury shares .........             --             --              --              --        (713,242)       (713,242)
Sale of stock to employees ..........             10          2,543              --              --              --           2,553
Issuance of restricted stock ........            313        217,201              --              --              --         217,514
Net loss ............................             --             --      (3,540,820)             --              --      (3,540,820)
Other Comprehensive Loss ............             --             --              --      (1,114,691)             --      (1,114,691)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999 ........         71,511     21,550,453      19,597,060        (985,820)     (3,031,169)     37,202,035
Purchase of treasury shares .........             --             --              --              --        (238,280)       (238,280)
Sale of stock to employees ..........            651         68,221              --              --              --          68,872
Issuance of restricted stock ........            180        149,982              --              --              --         150,162
Net loss ............................             --             --      (8,296,407)             --              --      (8,296,407)
Other Comprehensive Loss ............             --             --              --        (956,782)             --        (956,782)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000 ........         72,342     21,768,656      11,300,653      (1,942,602)     (3,269,449)     27,929,600
Issuance of stock ...................          1,120         45,161              --              --         148,550         194,831
Sale of stock to employees ..........            353         67,131              --              --              --          67,484
Issuance of warrants ................             --      1,646,220              --              --              --       1,646,220
Sale of stock - private placement ...         21,739      1,147,674              --              --              --       1,169,413
Cashless exercise of warrants .......          4,012         (4,012)             --              --              --              --
Net loss ............................             --             --      (2,989,861)             --              --      (2,989,861)
Other Comprehensive Loss ............             --             --              --      (1,152,751)             --      (1,152,751)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001 ........   $     99,566   $ 24,670,830    $  8,310,792    $ (3,095,353)   $ (3,120,899)   $(26,864,936)
                                        ============   ============    ============    ============    ============    ============

                 See notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                                            2001            2000            1999
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................................   $ (2,989,861)   $ (8,296,407)   $ (3,540,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Deferred income taxes ..........................................................        879,765      (4,772,410)      2,453,880
    Minority interest in income of subsidiaries ....................................        (23,069)        211,184         287,218
    Loss (gain) on other investments ...............................................        176,548       3,306,203        (259,854)
    Gain on disposition of subsidiaries ............................................     (2,303,710)             --              --
    Gain on sale of part of solvents business ......................................     (2,900,000)             --              --
    Issuance of restricted stock ...................................................             --         150,162         217,514
    Depreciation and amortization ..................................................      3,820,847       3,893,142       4,045,626
    Debt and accrued interest settled in legal settlement ..........................     (1,954,960)             --              --
    Extraordinary loss .............................................................        329,830              --              --
    Stock issued in lieu of compensation ...........................................        194,831              --              --
    Loss (gain) on sale of assets ..................................................             --        (320,614)         28,490
    Allowance for doubtful accounts ................................................       (322,931)        263,048         286,248
    (Increase) decrease in assets:
      Accounts receivable ..........................................................      9,903,048         343,531     (16,708,686)
      Inventories ..................................................................      8,016,005      (2,901,261)       (330,113)
      Prepaid expenses and other current assets ....................................        204,561        (240,060)     (1,936,166)
      Other assets .................................................................     (1,127,430)         13,652      (3,710,954)
    (Decrease) increase in liabilities:
      Accounts payable and accrued expenses ........................................    (19,021,625)     15,159,396      21,918,542
      Income taxes (payable)/receivable ............................................     (2,049,015)      5,053,170      (3,395,258)
      Deferred revenue .............................................................       (630,921)        476,458       3,919,477
      Other liabilities ............................................................        (22,102)       (204,832)          1,206
                                                                                       ------------    ------------    ------------
      Net cash (used in) provided by operating activities ..........................     (9,820,188)     12,134,362       3,276,350
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets ...................................................             --       2,435,606              --
    Acquisition of investments .....................................................             --      (1,020,858)     (3,938,285)
    Proceeds from sale of investments ..............................................         81,292         941,641         666,564
    Net proceeds from sale of subsidiaries .........................................      7,188,120              --              --
    Capital expenditures ...........................................................       (591,918)     (1,548,413)     (2,203,571)
    Purchase of subsidiaries .......................................................             --              --      (7,710,888)
                                                                                       ------------    ------------    ------------
      Net cash provided by (used in) investing activities...........................      6,677,494         807,976     (13,186,180)
                                                                                        ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Net (repayments of) proceeds from loans payable ................................             --              --        (454,295)
    Net proceeds from revolving line of credit .....................................      6,743,370              --              --
    Net proceeds from debt .........................................................     10,015,892         291,917      58,044,321
    Principal payments of debt .....................................................    (20,900,206)     (6,654,412)    (46,915,814)
    Proceeds from sale of stock, net of offering costs .............................      2,261,614          68,872           2,553
    Purchase of treasury shares ....................................................             --        (238,280)       (713,242)
                                                                                       ------------    ------------    ------------
      Net cash (used in) provided by financing activities ..........................     (1,879,330)     (6,531,903)      9,963,523
                                                                                       ------------    ------------    ------------
Effect of foreign exchange rates on cash ...........................................     (1,622,579)       (956,782)     (1,114,691)
                                                                                       ------------    ------------    ------------
      Net increase (decrease) in cash and cash equivalents .........................     (6,644,603)      5,453,653      (1,060,998)
Cash and cash equivalents, beginning of year .......................................      6,873,221       1,419,568       2,480,566
                                                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year .............................................   $    228,618    $  6,873,221    $  1,419,568
                                                                                       ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest .......................................................................   $  2,399,734    $  2,462,046    $  1,425,071
    Income taxes ...................................................................   $         --    $         --    $    249,456
Noncash operating activities:
    Deferred tax asset adjustment ..................................................   $         --    $    214,428    $    341,400
Noncash investing activities:
    Capital lease obligations ......................................................   $         --    $    121,330    $     51,686
    Contribution of net assets of former subsidiary to joint venture investment ....   $         --    $  2,523,075    $         --
Noncash financing activities:
    Warrants issued in connection with the sale of stock ...........................   $  1,024,718    $         --    $         --
    Warrants issued in connection with debt ........................................   $    621,502    $         --    $         --
    Issuance of restricted stock ...................................................   $         --    $    150,162    $    217,514

                 See notes to consolidated financial statements.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        As of December 31, 2001 and 2000
                   And for the years ended December 31, 2001,
                                  2000 and 1999


1.    Description of Business

      JLM Industries, Inc. and subsidiaries ("JLM" or the "Company") is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is the sixth largest chemical distributor in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with major chemical companies, (ii) manufactures phenol and acetone at its Blue Island Plant and (iii) sources acetone from its joint venture manufacturing operation. The Company's principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of JLM Industries, Inc., its wholly owned subsidiaries and a 50.1% interest in Inquinosa, S.A. The consolidated financial statements included the accounts of JLM Industries de Venezuela, C.A. through May 18, 2000, the date through which this entity was a wholly owned subsidiary (see Note 5), the accounts of JLM Terminals, Inc. through October 10, 2001, the date this entity sold substantially all of its assets (see Note 16 ), and the accounts of JLM Chemicals Asia Pte, Ltd, through October 4, 2001, the date this entity was sold (see Note 16) . The principal operating subsidiaries are JLM Marketing, Inc. ("JLM Marketing"), JLM Chemicals, Inc. ("JLM Chemicals"), JLM International, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc. ("JLM Canada"), JLM (Ind), Inc. and JLM Industries (South Africa) (Proprietary) Limited. All material intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

Change in Accounting Principle

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

      JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 2001 and 2000, JLM was owed approximately $80,000 and $148,000, respectively, under these contracts which are included in inventory.

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

Property and Equipment

      Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the lease term or the estimated useful lives. Direct internal costs associated with major equipment overhauls are capitalized and depreciated over the estimated useful life.

      A summary of the lives used for computing depreciation is as follows:

Buildings....................................................  15 and 31.5 years
Vehicles.....................................................  2 to 10 years
Equipment....................................................  5 to 15 years
Furniture and fixtures.......................................  3 to 5 years
Leasehold improvements.......................................  Life of lease

Goodwill and Other Intangibles

      Goodwill and other intangibles resulting from business acquisitions, comprising cost in excess of net assets of businesses acquired, customer lists, employee contracts and distribution rights are being amortized over their estimated lives which range from 3 to 40 years.

Other Assets

      Other assets consist primarily of the cash surrender values of life insurance policies held on key employees and license fees.

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

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

2.    Summary of Significant Accounting Policies--Continued

Deferred Financing Costs

      The costs incurred to obtain financing have been capitalized and are being amortized to interest expense over the life of the related financing agreements using the straight-line method, which approximates the effective interest method. Amortization expense related to deferred financing costs was approximately $183,000, $60,000 and $36,000 during 2001, 2000, and 1999, respectively.

Income Taxes

      JLM accounts for income taxes under the asset and liability method as required by Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted.

Other Comprehensive Loss

      Other comprehensive loss includes foreign currency translation adjustments. Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated at weighted average rates for the year. The effects of exchange rate changes in translating foreign financial statements are presented as a separate component of stockholders' equity.

Foreign Exchange Contracts

      From time to time, JLM enters into foreign exchange contracts as an economic hedge against foreign accounts payable and receivables. Market value gains and losses are recognized and generally offset foreign exchange gains and losses on these payables and receivables. Gains and losses on foreign exchange contracts are recorded in Foreign currency exchange loss, net in the Consolidated Statement of Operations and Comprehensive Loss. The Company records forward exchange contracts as assets or liabilities and reflects changes in the market value in the statement of operations. At December 31, 2001, the Company had open forward currency exchange agreements with fair values of approximately $200,000. These contracts are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. At December 31, 2000 JLM had no open foreign exchange contracts.

Stock-Based Compensation

      As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 17 for additional information on the Company's stock-based compensation.

Loss Per Share

      Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company's common stock was less than the exercise price of the options throughout the majority of 2001, 2000, and 1999. During each of the years ended 2001, 2000, and 1999, the effect of these securities was antidilutive.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

2.    Summary of Significant Accounting Policies--Continued

Revenue Recognition

      The Company recognizes revenue from product sales upon shipment and passage of title. The Company estimates and records provisions for quantity rebates and sales allowances, if necessary, in the period the sale is reported. Additionally, the Company defers revenue related to all prepayments received for the purchase of fixed quantities of inventory at fixed prices. Revenue is recognized over the term of the agreement based on the units sold under the agreement. The Company records a provision for loss if at any time such agreements will require the Company to sell product in the future at prices below cost. No reserve was required for the years ended December 31, 2001, 2000 and 1999. Included in long term deferred revenue and other liabilities is approximately $2,972,000 and $3,594,000 of remaining deferred revenue at December 31, 2001 and 2000, respectively. The Company includes in revenue any shipping costs that are charged to customers, and includes related shipping charges as cost of sales.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company was required to conform its income recognition policies to SAB 101 beginning in the fiscal year ended December 31, 2000. Compliance with the requirements of SAB 101 did not have a material impact on the Company's results of operations, financial position or cash flows.

Uses of Estimates

      The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimated.

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

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

2.    Summary of Significant Accounting Policies--Continued

Impact of Recently Issued Accounting Standards

      Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses derivatives and financial instruments in managing certain risks. The Company records the derivatives as assets or liabilities and reflects changes in the market value in the statement of operations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company's various local currencies.

      Issued in July 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company has not yet determined the amount of goodwill impairment under these new standards. Amortization of goodwill will cease as of January 1, 2002, and thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amortization provisions on 2002 operations is expected to decrease amortization expense by approximately $282,000.

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

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

3.    Property and Equipment

      Property and equipment consisted of the following at December 31:

                                                                                 2001                2000
                                                                             ------------        ------------
Land and buildings ....................................................      $  5,047,343        $  8,466,199
Vehicles ..............................................................           267,466             574,072
Equipment .............................................................        25,618,572          26,017,178
Leased equipment--capital leases ......................................         1,347,616           1,319,663
Furniture and fixtures ................................................         1,394,233           1,421,251
Leasehold improvements ................................................                --             656,011
                                                                             ------------        ------------
                                                                               33,675,230          38,454,374
Less accumulated depreciation and amortization ........................       (13,744,291)        (14,252,533)
                                                                             ------------        ------------
                                                                             $ 19,930,939        $ 24,201,841
                                                                             ============        ============

      Depreciation and amortization expense for property and equipment was approximately $2,862,000, $2,970,000 and $3,040,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum capital lease payments for 2002 and 2003 are approximately, $61,000 and $78,000 respectively. There are no capital leases with terms extending beyond 2003.

4.    Goodwill and Other Intangibles

      The Company's goodwill and intangibles consist of the following as of December 31:

                                                          Estimated
                                                         Useful Lives            2001                2000
                                                        --------------       ------------        ------------
Goodwill ...........................................    10 to 40 years       $  7,939,788        $  8,166,408
Non-compete contracts ..............................           3 years            131,028             183,429
Employee contracts .................................           3 years             48,884             194,492
Customer list or base ..............................          15 years          2,753,900           4,160,367
Tax credit .........................................          19 years          1,108,609           1,108,609
                                                                             ------------        ------------
                                                                               11,982,209          13,813,305
Accumulated a mortization ..........................                           (1,992,512)         (1,761,722)
                                                                             ------------        ------------
Goodwill and other intangibles, net ................                         $  9,989,697        $ 12,051,583
                                                                             ============        ============

       Included in the accompanying balance sheets within the caption Other assets, net, is the following as of December 31:

                                                          Estimated
                                                         Useful Lives            2001                2000
                                                        --------------       ------------        ------------
Distribution rights.................................          15 years       $  4,257,744        $  3,975,527
Accumulated a mortization...........................                             (697,600)           (382,966)
                                                                             ------------        ------------
Distribution rights, net............................                         $  3,560,144        $  3,592,561
                                                                             ============        ============

      Amortization expense during 2001, 2000, and 1999 was approximately $959,000, $923,000, and $1,006,000 respectively.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

5.    Other Investments

       Other investments consisted principally of the following:

Quimicos La Barraca, C.A. ("Quibarca")

On May 19, 2000 the Company discontinued its operations conducted through its subsidiary JLM Venezuela. As a subsidiary, JLM Venezuela's accounts and results of operations were included in the accompanying consolidated financial statements through May 18, 2000. Concurrently with the discontinuation of JLM Venezuela and in order for the Company to maintain a presence in Venezuela, the Company entered into a joint venture agreement with Inversiones 253-34, C.A. to acquire a 49% minority equity interest in Quibarca, an old line distribution business which was a direct competitor of JLM Venezuela in the Venezuelan market. The Company believed that joining forces would not only reduce competition, but would also allow the new entity to take advantage of cost synergies, which, under normal circumstances, would not be available. Significant terms of the agreement included that each partner would (a) transfer selective assets into the joint venture and (b) guarantee the solvency of the debtors owing accounts receivable balances contributed by the respective partners to the joint venture. The Company, in exchange for its 49% interest, contributed the net assets remaining from JLM Venezuela which had an agreed upon fair market value of approximately $2,500,000 (which equaled the Company's carrying value of the assets) and cash of approximately $400,000. The investment is accounted for using the equity method, and the Company's equity in earnings during the year ended December 31, 2001 and 2000 was approximately $195,000 and $129,000 respectively. As of December 31, 2001 and 2000, the Company's investment in Quibarca totaled approximately $3,732,000 and $3,000,000 respectively. The Company has a note payable to an individual as part of the purchase of their 49% interest. As of December 31, 2001, there were three payments of $125,000 per year remaining.

      The following summarizes the assets, liabilities and stockholders' equity of Quibarca at December 31:

                                                         2001            2000
                                                     -----------     -----------
Assets
    Current ....................................     $ 6,936,781     $ 6,894,264
    Noncurrent .................................       1,477,292         343,709
                                                     -----------     -----------
Total assets ...................................     $ 8,414,073     $ 7,237,973
                                                     ===========     ===========

Liabilities and Partners' Capital
    Current liabilities ........................     $ 4,045,537     $ 3,315,924
    Partners' capital ..........................       4,368,536       3,922,049
                                                     -----------     -----------
Total liabilities and partners' capital ........     $ 8,414,073     $ 7,237,973
                                                     ===========     ===========

The following summarizes revenues, cost of revenues, and net income for the years ended December 31:

                                                         2001            2000
                                                     -----------     -----------
Revenues .......................................     $12,391,172     $ 9,184,447
Cost of revenues ...............................      10,150,494       7,448,751
Net income .....................................         398,143         263,953

Phenol Plant Partnership

      The Company holds a 2% interest in Mt. Vernon Phenol Plant Partnership through its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements with GE Plastics. JLM has an exclusive agreement through 2002, and thereafter, unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 2001 and 2000, the amount of this investment was approximately $496,000. During 2001, 2000, and 1999 JLM did not contribute to the partnership or receive any distributions.

                     JLM INDUSTRIES, INC. AND SUBSIDIARIES

5.    Other Investments--Continued

Asian Partnership

      In 1997, the Company purchased a 25.0% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminalling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25.0% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. During 2000, the Company has estimated that the anticipated future undiscounted cash flows will be insufficient to recover the carrying value of the Company's investment, and, accordingly, wrote off this investment. In the first quarter of 2001, the Company wound down the operations of JLM Siam.

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

Other Investments

      As of December 31, 2001 and 2000, JLM's other investments totaled approximately $193,000 and $217,000, respectively. Of these amounts, approximately $124,000 and $161,000, respectively, are accounted for using the cost method and approximately $69,000 and $56,000, respectively, are accounted for using the equity method in the accompanying consolidated balance sheet.

Polyform

      During 1999, the Company entered into a $3,000,000 loan agreement with Polyform USA, LLC, with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. During 2000, management evaluated the collectibility of this receivable and reduced the $3,000,000 note receivable to its estimated fair market value and recorded a loss of $1,500,000. During 2001 the Company obtained an order from a court in Athens, Greece awarding the Polyform MEPE's assets in Greece to the Company. The assets are being carried at $1,500,000 and have been classified as other investments in the consolidated balance sheets.

Marketable Securities

      JLM's marketable securities held for trading purposes were approximately $120,000 and $378,000, at December 31, 2001 and 2000, respectively. The Company incurred gains (losses) of approximately $(177,000), $(835,000) and $615,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

6.    Olefins Terminal Corporation

      Olefins Terminal Corporation ("OTC") is a polymer grade propylene export facility in Bayport, Texas. OTC is 50% owned by JLM and is accounted for on the equity method. For the years ended December 31, 2001, 2000 and 1999, OTC had net losses of approximately $2,921,000, $2,422,000 and $1,891,000, respectively.

During 1997, the Company's investment in OTC was reduced to zero due to the recognition of the Company's pro rata share of OTC's operating losses. As the Company has no current financial commitments to OTC, the Company will not record additional losses on its investment until future operating income from OTC surpasses the cumulative

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

6.    Olefins Terminal Corporation - continued

unrecorded operating losses or until any contingent payment obligations are required. As of December 31, 2001, the Company had cumulative unrecorded operating losses from OTC of approximately $4,704,000.

      JLM provides OTC with financial and management services for a fee of approximately $16,000 per month. JLM recorded management fees of approximately $196,000 for each of the years ended December 31, 2001, 2000 and 1999.

      The following summarizes the assets, liabilities and stockholders' deficit of OTC at December 31:

                                                                                2001               2000
                                                                            ------------       ------------
Assets
    Current .............................................................   $    350,681       $    720,340
    Noncurrent ..........................................................      1,299,936          3,412,874
                                                                            ------------       ------------
Total assets ............................................................   $  1,650,617       $  4,133,214
                                                                            ============       ============

Liabilities and Stockholders' Deficit
    Current liabilities .................................................   $  7,979,519       $    506,422
    Noncurrent liabilities ..............................................             --          7,300,000
    Stockholders' deficit ...............................................     (6,328,902)        (3,673,208)
                                                                            ------------       ------------
Total liabilities and stockholders' deficit .............................   $  1,650,617       $  4,133,214
                                                                            ============       ============

      The following summarizes revenues, cost of revenues, and net loss for the years ended December 31:

                                                             2001               2000               1999
                                                         ------------       ------------       ------------
Revenues ...........................................     $  1,722,413       $  2,551,666       $  3,201,662
Cost of revenues ...................................        1,514,913          1,558,984          1,760,953
Net loss ...........................................       (2,920,694)        (2,422,331)        (1,891,089)

7.    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following at December 31:

                                                                                2001               2000
                                                                            ------------       ------------
Accounts payable ........................................................   $ 25,287,013       $ 68,716,547
Accrued expenses ........................................................      8,980,584          8,268,080
                                                                            ------------       ------------
                                                                            $ 34,267,597       $ 76,984,627
                                                                            ============       ============

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

8.    Debt

      Debt consists of the following at December 31:

                                                                                                           2001              2000
                                                                                                       -----------       -----------
Notes payable to shareholders due in June 2002. Interest is Payable monthly at
    10.0%, per annum ...........................................................................       $ 1,000,000       $ 1,250,000
Mortgage payable due in monthly installments of principal and accrued interest until
   June 15, 2004, based on a ten-year amortization schedule, at which time the remaining balance is due. Interest is payable monthly at LIBOR plus 300 basis
   points.  LIBOR was 2.043% at December 31, 2001 ..............................................         1,806,458                --
Term loan payable to a corporation due in equal monthly payments of $76,965 through
   June 2007.  Interest is payable monthly at the rate of 10.99% ...............................         3,610,911                --
Revolving credit facility due June 2003.  Interest is payable monthly at the rate of
   either LIBOR plus 250 basis points or at prime rate plus .5 points ..........................         6,743,370                --
Mortgage payable due in equal monthly installments through June 2004. Interest
    was payable monthly at 9.59%, per annum.  The mortgage was paid in June 2001 ...............                --         1,316,124
Installment note payable to an individual due in equal annual installments of $125,000
   without interest.  The note is due in June 2004 .............................................           375,000                --
Installment note payable due in ten equal monthly installments through July 2002.
   Interest is payable monthly at 3.952% .......................................................           667,975                --
Acquisition line of credit payable due in November 2004. Interest was payable
    monthly at prime rate plus 1.75%.  The line of credit was paid in June 2001 ................                --         9,787,763
Secured loans payable due May 19, 2005. Interest was payable monthly at 14.4%
    per annum.  The loans were paid during 2001 ................................................                --            88,624
Promissory note to a corporation. Interest rate is 8%. Annual installment of
    $18,750 plus interest is due December 6, 2002 ..............................................            18,750            37,500
Note payable due in semi-annual installments through November 2000 with a balloon payment due May 2001. Interest was payable semi-annually at LIBOR plus one point for all payments except for the last one which the rate was LIBOR
    plus three points.  The loan was paid in May 2001 ..........................................                --         1,800,000
Note payable due in semi-annual installments through March 2002. The note is non-interest bearing. Interest has been imputed at the Company's weighted
    average borrowing rate of 7.37% ............................................................           899,388           899,388
Secured loans payable due in November 2002. Interest was payable monthly at prime plus 1.25%. The prime rate was 9.5% at December 31, 2000.  The loan was
   paid in June 2001 ...........................................................................                --         6,045,000
Capital lease obligations due in equal monthly installments through August 2003
    Interest is payable monthly at rates between 4.83%--16.99% .................................           138,629           189,427
                                                                                                       -----------       -----------
        Total ..................................................................................        15,260,481        21,413,826
        Less current portion ...................................................................         3,456,448         7,257,975
                                                                                                       -----------       -----------
        Long-term portion ......................................................................       $11,804,033       $14,155,851
                                                                                                       ===========       ===========

Long-term debt becoming due during subsequent fiscal years ending on December 31 is approximately as follows:

2002 ............................................................    $ 3,456,000
2003 ............................................................      7,692,000
2004 ............................................................      2,181,000
2005 ............................................................        704,000
Thereafter ......................................................      1,227,000
                                                                     -----------
                                                                     $15,260,000
                                                                     ===========

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

8.    Debt--Continued

      The Company's debt is collateralized by substantially all of JLM's assets. As of December 31, 2001, JLM had a total of approximately $40,000,000 of credit facilities, consisting of line of credit and letter of credit agreements, available with various financial institutions of which approximately $23,020,000 was unused. Availability under these agreements is subject to borrowing base calculations. Total availability under all agreements at December 31, 2001 was approximately $13,100,000. Additionally, as of December 31, 2001 and 2000, JLM had guaranteed vendor letters of credit of approximately $7,760,000 and $33,100,000, respectively. Certain provisions of the loans payable restrict the Company's ability to pay dividends.

Credit agreement

      The Company was party to the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts ("Citizens") (f/k/a State Street Bank and Trust) (the "Credit Agreement"). The Credit Agreement contained certain financial covenants which if not complied with by the Company would be deemed a default under the agreement. At various times, the Company was not in compliance with certain of these covenants. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. In connection with the First Amendment, the Company issued a warrant to Citizens to purchase 250,000 shares of the Company's common stock at an exercise price of $1.15 per share. Pursuant to the First Amendment, the number of shares issuable under the warrants was reduced to 125,000 due to the loan being paid in full prior to October 1, 2001. The loan was repaid on June 28, 2001. As of December 31, 2001, none of the 125,000 warrants had been exercised.

      As of the issue date, the Company estimated the value of the Citizens warrants using the Black-Scholes model to be $255,000, calculated based on a ten year life, 5.25 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and was charged to expense during 2001 as an extraordinary loss due to the extinguishment of the Citizens loan.

Refinancing

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

Revolving Credit Facility

     On June 28, 2001, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Congress Financial Corporation (Florida) ("Congress"). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company's eligible accounts receivable, plus the lesser of (i) 55% of the value of the Company's eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of December 30, 2001, $6.7 million was outstanding under the Revolving Credit Facility, $5 million of which bore interest at LIBOR plus 250 basis points, and $1.7 million of which bore interest at the rate of 5.5% per annum. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company's receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2003, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company's prepayment of borrowings, the Company will be required to pay a termination fee of (x) $400,000 if the facility is terminated on or before June 28, 2002, or (y) $200,000 if the facility is terminated after such date.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

8.    Debt--Continued

Term Debt Facility

      On June 28, 2001, the Company entered into a $7.1 million term loan (the "Term Debt Facility") with GATX Capital Corporation ("GATX") which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company's Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. On October 10, 2001, the Company sold its Wilmington, North Carolina terminal, amended its Term Debt Facility, repaid $3.0 million of the term loan to GATX along with a prepayment penalty of $83,000, and delivered a standby letter of credit of $500,000 as additional collateral. The balance of the Term Loan of $3.6 million bears interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 70 monthly installments of principal and accrued interest in the amount of $76,965 each, ending June 27, 2007. Borrowings may be prepaid subject to a prepayment penalty ranging between $198,083 (if paid between June 28, 2001 and June 30, 2002) to $18,677 (if paid between July 1, 2005 and June 30, 2006).

      In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company's common stock at an exercise price of $2.30 per share (the "GATX Warrants"). The GATX Warrants were immediately exercisable and expire on June 28, 2011. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants. As of December 31, 2001, none of the warrants had been exercised.

      As of the issue date, the Company estimated the value of the GATX warrants using the Black-Scholes model to be $366,502, calculated based on a ten year life, 5.28 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and is being amortized to interest expense over the outstanding debt term using the effective interest method.

Mortgage Loan

      On June 15, 2001, the Company entered into a $1.9 million credit agreement (the "Mortgage Loan") with SouthTrust Bank ("SouthTrust"). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. As of September 30, 2001, borrowings under the Mortgage Loan bore interest at LIBOR plus 300 basis points. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty. As of December 31, 2001, the outstanding principal balance was $1.8 million.

9.    Stockholders' Equity

Private Placement

      On June 28, 2001, the Company consummated a private placement (the "Private Placement") of 2,173,913 shares of common stock (the "Shares") at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase 250,000 shares of the Company's common stock on March 29, 2001 to Phoenix Enterprises LLC ("Phoenix") and its designees, at exercise prices of $1.43. The Company issued 100,000 warrants on May 24, 2001 and 325,000 warrants on June 28, 2001 to Phoenix Enterprises LLC ("Phoenix") and its designees, at an exercise price of $1.15 per share (collectively, the "Phoenix Warrants"). The Phoenix Warrants were immediately exercisable at the date of the grant and were scheduled to expire five years from the date of grant. On September 7, 2001, Phoenix exercised warrants to purchase 555,000 shares of common stock, using the cashless exercise provision, and received 331,048 shares of common stock. On October 11, 2001, designees of Phoenix exercised warrants to purchase 120,000 shares of common stock, using the cashless exercise provision, and received 70,164 shares of common stock. As of December 31, 2001, all of the Phoenix Warrants had been exercised.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

9.    Stockholders' Equity - continued

      The value of the Phoenix Warrants was estimated as of the respective issue dates using the Black-Scholes model. The Company estimated the total value of the warrant issues to be $1,024,718, calculated based on a five year life, risk-free interest rates between 4.51 percent and 4.96 percent, 63 percent volatility, and no dividend yield due to lender restrictions on the Company's ability to pay dividends. In addition, the Company has never paid dividends. The value of the warrants has been accounted for within additional paid in capital as a cost of the issuance of the private placement.

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

10.   Related Party Transactions

      The Company has a balance receivable of approximately $1,405,000 and $1,369,000 owed by the majority stockholder at December 31, 2001 and 2000 respectively.

11.   Income Taxes

      The significant components of the deferred tax assets and liabilities were as follows at December 31:

                                                            2001           2000
                                                        -----------    -----------
Deferred tax assets:
   Foreign intangible assets ........................   $   135,727    $   202,552
   Foreign net operating loss and other carryforwards     1,549,215      2,449,019
   Tax loss carryforwards ...........................     3,298,241      3,865,887
   Minimum tax credit carryforward ..................     1,052,991      1,052,991
   Other investments ................................       584,100        584,100
   Other ............................................       735,444        418,905
                                                        -----------    -----------
                                                          7,355,718      8,573,454
   Valuation allowance ..............................    (1,684,942)    (2,651,571)
                                                        -----------    -----------
       Total deferred tax assets ....................     5,670,776      5,921,883
                                                        -----------    -----------
Deferred tax liabilities:
   Property .........................................    (6,403,099)    (5,974,385)
   Nonconsolidated investments ......................      (493,962)      (589,534)
   Foreign prepaid expenses .........................      (752,043)      (643,758)
   Foreign reserves and other .......................    (1,319,192)    (1,319,192)
   Other ............................................          --          (23,113)
                                                        -----------    -----------
       Total deferred tax liabilities ...............    (8,968,296)    (8,549,982)
                                                        -----------    -----------
       Net deferred tax liability ...................   $(3,297,520)   $(2,628,099)
                                                        ===========    ===========

     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $1,684,942, and $2,651,571 respectively, which serves to reduce the potential tax benefits to be derived from foreign tax jurisdictions due to management's assessment that it is not more likely than not to realize these benefits. The net change in the total valuation allowance for the years ended December 31, 2001, 2000, and 1999, was a decrease of $966,629, an increase of $613,574, and a decrease of $247,649, respectively.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

11.   Income Taxes--Continued

      Current and deferred income tax provision (benefit) consisted of the following at December 31:

                                          2001           2000           1999
                                      -----------    -----------    -----------
Current
    Federal ........................  $   (32,414)   $  (233,351)   $(4,502,282)
    State and local ................       86,730        (12,280)       (26,385)
    Foreign ........................      246,022      1,013,280        452,921
                                      -----------    -----------    -----------
       Total Current ...............      300,338        767,649     (4,075,746)
Deferred ...........................      879,765     (4,772,410)     2,453,880
                                      -----------    -----------    -----------
Total income tax (benefit) provision  $ 1,180,103    $(4,004,761)   $(1,621,866)
                                      ===========    ===========    ===========

      The income tax provision reflected above for 2001 does not reflect the deferred income tax benefit of $210,344 related to the extraordinary item.

      At December 31, 2001, there were Venezuelan NOLs of approximately $2,250,000, available to offset future foreign taxable income. These net operating losses expire in various years after 2002. At December 31, 2001 and 2000, there were Holland NOLs of approximately $2,100,000 and $4,800,000, respectively, that may be carried forward indefinitely.

      JLM's effective tax rate differs as follows from the statutory federal income tax rate of 34% for the fiscal years ended December 31:

                                                                                                   2001         2000         1999
                                                                                                  ------       ------       ------
Statutory federal income tax rate ...........................................................      34.00%      (34.00)%     (34.00)%
State and local income taxes, net of federal income tax benefit .............................     (11.34)       (3.55)       (4.45)
Difference arising from transactions with, and profit and
    loss of, foreign subsidiaries not deductible or
    includible for U.S. tax purposes ........................................................      (4.84)        1.85         7.93
Repatriation of earnings from non-U.S subsidiaries ..........................................     (15.71)          --           --

Difference arising from the repatriation from and transaction to
    dispose of the stock of JLM Asia                                                              (62.51)          --           --
Other .......................................................................................     (18.34)        3.14        (0.90)
                                                                                                  ------       ------       ------
Effective income tax rate ...................................................................     (78.74)%     (32.56)%     (31.42)%
                                                                                                  ======       ======       ======

      The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings of approximately $ 2, 000,000. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

12.   Treasury Stock

      On January 1, 2000 and 1999 the Company purchased 5,040 and 6,090 shares, respectively, of common stock from certain officers of the Company valued at approximately $17,000 and $30,500. The Company entered into the transactions in order to assume certain tax liabilities related to the vested portion of restricted stock received by the officers.

      On October 16, 1998, the Company's Board of Directors approved a Stock Repurchase Program whereby the Company could purchase up to 500,000 shares of its common stock. On September 6, 2000, the Company's Board of Directors approved another Stock Repurchase Program whereby the Company could purchase up to 100,000 shares of its common stock. During 2000 and 1999, the Company purchased approximately 92,000 and 149,000

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

12.   Treasury Stock--Continued

shares of its common stock for approximately $238,000 and $713,000, respectively, under the Stock Repurchase Program.

      In August 2001, the Company issued 25,000 shares of its common stock out of treasury in satisfaction of an obligation for consulting services rendered. The shares held in treasury had been acquired by the Company at a cost of approximately $149,000.

13.   Commitments and Contingencies

      JLM is obligated under operating leases with remaining non-cancelable terms of a year or more for office equipment, storage facilities and automobiles. The approximate minimum annual rentals under these leases at December 31, 2001, are as follows:

2002............................................................      $2,613,000
2003............................................................       1,983,000
2004............................................................       1,394,000
2005............................................................         810,000
2006 and thereafter.............................................         186,000
                                                                      ----------
Total minimum lease payments....................................      $6,986,000
                                                                      ==========

      Total rental expenses for all operating leases approximated $3,362,000, $2,682,000 and $1,914,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      JLM is subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. JLM has engaged environmental counsel for three of their facilities: the JLM Chemicals, Blue Island, Illinois facility; the JLM Terminals facility; and the JLM Realty property. Regarding the JLM Chemicals facility, JLM believes that the low levels of various organic compounds detected in the soil and groundwater at the facility are the result of historical use of the facility prior to the acquisition by JLM and/or migration from neighboring facilities. JLM also believes that the likelihood of either state or federal environmental regulatory agencies seeking remediation in the near term is low, based on the location of the facility, the character of the area (each of which are factors in assessing risk) and the fact that the site is pending removal from the federal list of contaminated sites. Regarding the JLM Terminals, Inc. facility and the JLM Realty property, JLM believes that ultimate liability for remediation of soil and groundwater contamination rests with the previous owner of the facility and/or a neighboring facility.

      In 1998, the Company assumed from the previous owner of both the JLM Terminals facility and the JLM Realty property, the implementation of state approved Remedial Action Plans ("RAPs") to address onsite petroleum contamination at the sites. Compliance with the RAPs does not foreseeably require any capital expenditures and the Company believes that the owners of the neighboring properties may bear a significant portion of the responsibility or any additional remediation. JLM does not believe that a material amount of funds will be required to complete remediation at either site. Accordingly, the Company has not accrued any amounts related to the remediation.

      On May 26, 1999, the Company entered into an Option Agreement (the "Option"), for $1,100,000, to acquire 85% of the outstanding common shares of GZ Holdings Inc. at a purchase price of $15,000,000. The Option was originally scheduled to expire March 31, 2000. The Company had not exercised its option as of December 31, 1999. In March 2000, the parties extended the option expiration date to March 31, 2001 and amended the purchase price to $20,000,000. The Company elected not to exercise this option and wrote off the $1,100,000 in the fourth quarter of 2000.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

13.   Commitments and Contingencies--Continued

      During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4,160,000 as a prepayment towards future purchases by the third party. Volume commitments by the third party were 18 million pounds in 1999, and 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and is being applied against purchases over the agreement term. Sales exceeding the yearly volume under the contract will be sold at market price. In March 2000, the parties amended the agreement, which revised the formula based price. In return, the Company received an additional $1,000,000 from the third party.

      The Company is committed for the future purchase of raw materials used in its Blue Island facility at the current market price less a specified discount. Commitments are for the monthly purchase of 25,000 barrels of benzene, and 30,000 barrels of propane propylene through the end of 2002. Additionally, the Company extracts propylene from the propane propylene and is committed to sell 7,000 barrels per month of odorized propane back to the supplier at the current market price less a specified discount. This commitment is in effect through the end of 2002.

14.   Profit-Sharing Plan

     The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company's contribution rate is determined annually at the beginning of each plan year. In 1999 the Company matched 100% of the contribution of eligible employees, up to a maximum amount of 6% of the employees' compensation. In 2001 and 2000, there was no Company contribution for non-union employees, but the Company made matching contributions of 100% of the amount contributed by union employees up to a maximum amount of 6% of the employees' compensation in accordance with their collective bargaining agreement. The costs for this plan were approximately $84,000, $81,000 and $376,000 in 2001, 2000 and 1999, respectively.

15.   Acquisitions

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

      In November 1999, JLM acquired Sofecia USA ("Sofecia"), a wholly owned and unincorporated operating division of Societe Financiere d'Entreposage et de Commerce International de l'Alcool, S.A., for $2,300,000, which was accounted for under the purchase method of accounting. The original terms of the agreement called for additional annual payments equal to the greater of $50,000 or 25% of a defined net profit amount paid over a five year period beginning in 2000. In 2001, the Company did not exceed the $50,000 minimum. In 2000 and 1999, the excess purchase price of $285,000 and $280,000, respectively, were capitalized to goodwill and are being amortized over 20 years. Sofecia is a manufacturer and distributor of various formulations of ethyl alcohol for industrial use and of grain neutral spirits for beverage use in the United States. Operating results of Sofecia for the two months ended December 31, 1999 are included in the accompanying consolidated statement of operations.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

15.   Acquisitions--Continued

      The fair value of the assets acquired and liabilities assumed recorded in conjunction with the above purchase transactions are presented below:

                                                                                       ICI              Sofecia            Total
                                                                                   -----------        -----------       -----------
Accounts receivable ........................................................       $ 4,189,436        $   969,042       $ 5,158,478
Inventory ..................................................................         3,101,290          1,025,690         4,126,980
Prepaid expenses ...........................................................            24,316                 --            24,316
Other assets ...............................................................           254,005                 --           254,005
Property and equipment .....................................................           291,300             36,969           328,269
Goodwill ...................................................................           451,460            284,985           736,445
Accounts payable and accrued expenses ......................................        (2,917,605)                --        (2,917,605)
                                                                                   -----------        -----------       -----------
    Fair value of assets acquired, net of liabilities assumed ..............       $ 5,394,202        $ 2,316,686       $ 7,710,888
                                                                                   ===========        ===========       ===========

      The proforma effects of the 1999 acquisitions on the 1999 operating results of the Company were insignificant.

16.   Dispositions

      During the second quarter of 2001 the Company sold a portion of JLM Marketing's solvents distribution business in the United States to Sasol North America for $2,900,000 in cash. The primary assets sold as part of the transaction were customer and supplier lists, marketing records, promotional materials, and contracts and agreements. The assets were generated internally by the Company and as a result had no carrying value. The $2,900,000 is reflected in Other income in the consolidated statement of operations and comprehensive loss.

      On October 4, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary, JLM Chemicals Asia Pte, Ltd. ("JLM Asia") for $1,700,000 in cash and the cancellation of letters of credit in the amount of $3,000,000. Included in the Company's results for the year ended December 31, 2001 is a charge of $1,.419,043 to reflect the loss on the transaction. As a result of the sale, $469,657 of cumulative foreign currency translation adjustments has been transferred from equity and included in the statement of operations as part of the loss recognized on the disposition. Revenues, net income (loss), and earnings (loss) per share, excluding the loss on the sale of $1,419,043 in 2001, of JLM Asia, for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                                            Years Ended December 31,
                                                                            --------------------------------------------------------
                                                                                  2001                 2000                  1999
                                                                            --------------------------------------------------------
Revenues .............................................................      $ 130,961,912         $ 111,936,590        $  73,547,183
Net income (loss) ....................................................      $  (1,281,553)        $   1,303,870        $     997,768
Effects on  basic and diluted earnings (loss) per share ..............      $       (0.15)        $        0.20        $        0.15

      On October 10, 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. ("JLM Terminals") for $6.25 million cash. The carrying value of the property and equipment was $2.5 million. Revenues, net income (loss), and earnings (loss) per share, excluding the gain on the sale of assets of $3.7 million, of JLM Terminals, for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                                            Years Ended December 31,
                                                                            --------------------------------------------------------
                                                                                  2001                 2000                 1999
                                                                            --------------------------------------------------------
Revenues .............................................................         $ 1,657,822          $ 2,009,767          $ 1,534,276
Net income (loss) ....................................................         $(1,524,841)         $  (265,364)         $    68,795
Effects on basic and diluted earnings (loss) per share ...............         $     (0.18)         $     (0.04)         $      0.01

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

17.   Stock-Based Compensation

      The Company has a long-term incentive plan ("LTIP") whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

     During 2001, 2000, and 1999, the Company granted options for 15,000, 104,000, and 100,000 shares with an exercise price ranging from $2.60-$2.70, $3.00-$3.30, and $5.00-$5.50, respectively. There were options to purchase 375,500 shares outstanding at December 31, 2001. The average market price of the Company's common stock was less than the exercise price of the options throughout 2001. At December 31, 2001, 374,500 shares were available for future grants.

      The following table illustrates information concerning the options issued under the Company's Long-Term Incentive Plan for the years ended December 31,

                                           2001            2000            1999
                                          ------         -------         -------
Options granted ................          15,000         104,000         100,000
Options vested .................          49,327              --         116,713
Options exercised ..............              --              --              --
Options cancelled ..............          38,800         148,532          26,333
Options expired ................              --              --              --

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of operations. Had compensation cost for the options been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, JLM's net loss and loss per share for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

                                       2001            2000            1999
                                   ------------    ------------    ------------
As reported:
    Net loss ....................  ($ 2,989,861)   ($ 8,296,407)   ($ 3,540,820)
    Basic and diluted net
      loss per share ............         (0.35)          (1.26)          (0.53)

Proforma:
    Net loss ....................  ($ 3,030,725)     (8,489,559)     (3,942,123)
    Basic and diluted net
      loss per share ..............       (0.35)          (1.29)          (0.59)


      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: expected volatility of 63.0%, 54.0%, and 65.4%; risk-free interest rate of 5.25%, 6.39%, and 6.34%; and expected lives of 5 years, 3.5 years, and 10 years.

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

18.   Employee Stock Purchase Plan

      On July 2, 1997, the Company approved an employee stock purchase plan (the "Purchase Plan") whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the Purchase Plan. Under the Purchase Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

18.   Employee Stock Purchase Plan--Continued

price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Purchase Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During 2001, 2000, and 1999, employees of the Company purchased 16,980, 26,020, and 590 shares, respectively, of the Company's common stock under the Purchase Plan, yielding proceeds to the Company of $23,060, $68,872, and $2,553, respectively.

     On September 28, 2001, the Company approved an additional employee stock purchase plan as amended, (the "2001 Purchase Plan") whereby an aggregate of 600,000 shares of Common Stock are reserved for issuance under the 2001 Purchase Plan. Under the 2001 Purchase Plan all employees will be given the opportunity to enter into a subscription agreement to purchase shares of JLM Company Stock in an amount equal to 10% of their compensation. The subscription agreement covers the following four consecutive stock purchase dates defined in the plan as "Delivery Dates". The Delivery Dates coincide with the first day of each calendar quarter, January 1, April 1, July 1, and October 1. The purchase price for the shares is fair market value defined as the average of the closing sale prices for the Company's common stock for the ten trading days immediately preceding each Delivery Date, and is paid for through payroll contributions from the employee over the three month period following the purchase. During 2001 employees of the Company purchased 18,281 shares of the Company's common stock under the 2001 Purchase Plan, yielding proceeds to the Company of $44,424.

19.   Segment Reporting

      JLM's business consists of a marketing and a manufacturing segment. JLM's marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

      The following schedule presents information about JLM's continuing operations in these segments and geographic locations for the years ended December 31:

Industry Segment                     2001             2000             1999
                                -------------    -------------    -------------
Revenues:
    Marketing ................  $ 316,170,983    $ 410,524,343    $ 313,442,329
    Manufacturing ............     24,055,530       23,933,582       19,255,504
                                -------------    -------------    -------------
                                $ 340,226,513    $ 434,457,925    $ 332,697,833
                                =============    =============    =============
Operating (Loss) Income:
    Marketing ................  $    (778,070)   $   2,910,368    $   2,026,219
    Manufacturing ............     (1,253,637)      (2,116,152)      (2,847,746)
    Corporate ................     (3,826,648)      (4,375,195)      (2,370,660)
                                -------------    -------------    -------------
                                $  (5,858,355)   $  (3,580,979)   $  (3,192,187)
                                =============    =============    =============
Capital Expenditures:
    Marketing ................  $     140,278    $   1,036,037    $     921,754
    Manufacturing ............        451,640          512,376        1,276,817
    Corporate ................             --               --            5,000
                                -------------    -------------    -------------
                                $     591,918    $   1,548,413    $   2,203,571
                                =============    =============    =============
Depreciation and Amortization:
    Marketing ................  $   1,727,449    $   1,987,325    $   1,945,414
    Manufacturing ............      1,958,848        1,760,127        1,703,281
    Corporate ................        134,550          145,690          396,931
                                -------------    -------------    -------------
                                $   3,820,847    $   3,893,142    $   4,045,626
                                =============    =============    =============
Identifiable Assets:
    Marketing ................  $  47,743,425    $  90,571,929    $ 102,198,980
    Manufacturing ............     21,429,348       24,666,907       24,174,644
    Corporate ................     14,790,205       12,141,080       13,109,160
                                -------------    -------------    -------------
                                $  83,962,978    $ 136,379,916    $ 139,482,784
                                =============    =============    =============

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

19.   Segment Reporting--Continued

Geographic Location                  2001             2000             1999
                                -------------    -------------    -------------
Revenues:
    United States ...........   $ 100,779,705    $ 150,699,157    $ 137,870,521
    Venezuela ...............              --        1,673,624        6,779,238
    Holland .................      81,614,985      131,611,851       93,714,583
    Singapore ...............     128,507,685      111,568,490       73,212,683
    South Africa ............      22,661,010       23,392,630        7,338,330
    Other nations ...........       6,663,128       15,512,173       13,782,478
                                -------------    -------------    -------------
                                $ 340,226,513    $ 434,457,925    $ 332,697,833
                                =============    =============    =============
Operating (Loss) Income:
    United States ...........   $  (2,149,448)   $  (2,169,502)   $  (4,656,413)
    Venezuela ...............              --         (537,510)        (360,738)
    Holland .................      (1,417,556)         672,770        1,695,458
    Singapore ...............       1,251,441        1,414,023        1,403,464
    South Africa ............         128,611           93,861         (148,553)
    Other nations ...........         155,245        1,320,574        1,245,255
    Corporate ...............      (3,826,648)      (4,375,195)      (2,370,660)
                                -------------    -------------    -------------
                                $  (5,858,355)   $  (3,580,979)   $  (3,192,187)
                                =============    =============    =============
Identifiable Assets:
    United States ...........   $  57,237,862    $  68,752,786    $  81,950,564
    Venezuela ...............              --        5,659,945        3,862,645
    Holland .................      13,168,874       17,041,868       23,931,789
    Singapore ...............              --       28,715,830       13,438,680
    South Africa ............       8,564,925        9,256,293        8,952,621
    Other nations ...........       4,991,317        6,953,194        7,346,485
                                -------------    -------------    -------------
                                $  83,962,978    $ 136,379,916    $ 139,482,784
                                =============    =============    =============

20.   Quarterly Financial Data (Unaudited)

                                                                                        Quarter Ended
                                                          -------------------------------------------------------------------------
                                                             Mar 31            Jun 30 (1)         Sept 30 (2)          Dec 31 (3)
                                                          -------------       -------------       -------------       -------------
Fiscal 2001
   Revenues ........................................      $ 116,038,922       $ 105,755,292       $  82,966,386       $  35,465,913
   Gross profit ....................................          6,482,944           5,100,210           3,147,927           2,921,901
   Net income (loss) before extraordinary
      item .........................................            252,501             577,015          (1,142,596)         (2,346,951)
   Net income (loss) before extraordinary
      item, per share-basic ........................      $        0.04       $        0.08       $       (0.12)      $       (0.24)
   Net income (loss) before extraordinary
      item, per share-diluted ......................      $        0.04       $        0.08       $       (0.12)      $       (0.24)
   Net income (loss) ...............................            252,501             577,015          (1,142,596)         (2,676,781)

                                                             Mar 31               Jun 30             Sept 30              Dec 31
                                                          -------------       -------------       -------------       -------------
Fiscal 2000
   Revenues ........................................      $  87,406,578       $ 110,943,829       $ 117,918,095       $ 118,189,423
   Gross profit ....................................          3,523,442           5,480,363           5,881,874           6,784,086
   Net loss ........................................         (1,492,100)           (869,299)           (848,666)         (5,086,342)
   Net loss per share-basic ........................      $       (0.23)      $       (0.13)      $       (0.13)      $       (0.77)
   Net loss per share-diluted ......................      $       (0.23)      $       (0.14)      $       (0.13)      $       (0.77)

(1) Includes the $2.9 million gain relating to the sale of a portion of JLM Marketing's solvents distribution business in the United States.

(2) Includes the $1.4 million loss relating to the sale of JLM Asia and the $3.0 million gain on settlement of a lawsuit.

(3) Includes the $3.7 million gain relating to the sale of the JLM Terminals property.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES

21.   Extraordinary item

      During 2001, the Company completed a series of debt and equity financings, and used a portion of the proceeds to extinguish certain loans. Upon extinguishment of the debt, the Company recorded a charge of $285,075. Also in 2001, the Company was required to make a substantial loan payment upon the sale of the related collateral and recorded a charge of $255,100. In each instance, the charges were comprised of unamortized deferred finance charges and the difference between the carrying amount of the obligations and the redemption amounts. Applicable income taxes related to the extraordinary charges was a tax benefit of $210,344.

                      JLM INDUSTRIES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2001, 2000 and 1999


                                                             Balance at          Charged to                              Balance at
                                                          Beginning of Year       Expenses           Deductions          End of Year
                                                          -----------------       --------           ----------          -----------
Year ended December 31, 2001
    Accumulated amortization (1) ...................         $3,713,559          $1,060,266          $  456,414(3)       $4,317,411
    Allowance for doubtful accounts ................         $  287,754          $  602,628          $  279,697(4)       $  610,685

Year ended December 31, 2000
    Accumulated amortization (1) ...................         $2,790,542          $  923,017                  --          $3,713,559
    Allowance for doubtful accounts ................         $1,105,149          $  263,048           1,080,443(2)       $  287,754

Year ended December 31, 1999
    Accumulated amortization (1) ...................         $1,784,476          $1,006,066                  --          $2,790,542
    Allowance for doubtful accounts ................         $  818,901          $  286,248                  --          $1,105,149

(1) Represents the accumulated amortization of goodwill, deferred acquisition costs, license fees, certain development costs and advances on non-competition agreements.

(2)   Represents transfer of Venezuela's net assets.

(3)   Represents the sale of intangible assets of JLM Asia.

(4)   Represents write-offs of uncollectible accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 13, 2001, the Company dismissed Deloitte & Touche LLP ("D&T") as its independent accountants for the year ending December 31, 2001. This decision was approved by the Audit Committee of the Company.

     There was no disagreement with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On November 13, 2001, Ernst & Young LLP was engaged as the Company's new independent accountants.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION:

      The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT :

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 20, 2002, for (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the company, (iii) each of the named executive officers (as defined under applicable Securities and Exchange Commission Rules) of the Company (the "Named Executive Officers") and (iv) all executive officers and directors as a group.

                                                                         Number
                                                                      Beneficially              Percent of
Directors, Directors Nominees & Executive Officers                     Owned (1)                   Class
Name of Beneficial Owner (8)
John L. Macdonald .................................................... 4,248,340  (2)               44.7%
Maxwell Stolzberg, as Trustee of an Irrevocable Trust ................ 2,519,608  (2)               26.9%
Philip S. Sassower ...................................................   373,248  (3)                4.0%
Walter M. Tarpley ....................................................    83,332  (4)                   *
Michael Molina .......................................................    55,021  (4)                   *
Linda Sato ...........................................................    33,152  (4)                   *
Sean D. Macdonald ....................................................    22,490  (4)                   *
A. Gordon Tunstall ...................................................    11,330  (5)                   *
Jerry A. Weinstein ...................................................    16,000  (5)                   *
Vincent J. Namoli ....................................................    10,000  (5)                   *
All Directors, Nominees for Directors and Executive Officers
    as a group (9 persons) ........................................... 4,852,913                    50.2%

5% Shareholders
Derry Macdonald ...................................................... 1,349,000  (6)               14.4%
Dimensional Fund Advisors, Inc. ......................................   463,600  (7)                5.0%

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

(2) Of the shares shown for Mr. Macdonald and Mr. Stolzberg, as Trustee, 2,519,608 shares are held of record by an Irrevocable Trust of which Mr. Stolzberg is Trustee and Mr. Macdonald is the grantor and sole beneficiary. Under terms of the Irrevocable Trust, Mr. Stolzberg, as Trustee, has the full and exclusive right and power to vote and dispose of all shares of the Common Stock held by the Irrevocable Trust. However, as a result of Mr. Macdonald's right to terminate the Irrevocable Trust by providing written notice at certain specified times and acquire beneficial ownership of the shares of Common Stock held by the Irrevocable Trust, Mr. Macdonald and the Trustee may be deemed to share voting and investment control with respect to the shares of Common Stock held by the Irrevocable Trust. Also, of the shares shown for Mr. Macdonald, 1,349,000 are held of record by Derry L. Macdonald, but Mr. Macdonald is deemed to beneficially own these shares because pursuant to a Stockholders Voting Agreement, Irrevocable Proxy and Right of First Refusal Mr. Macdonald has a right to vote the shares. For Mr. Macdonald, the number of shares include 167,040 shares of Common Stock held by two irrevocable trusts created for the benefit of Mr. Macdonald's children for which Mr. Macdonald disclaims beneficial ownership. Mr. Macdonald personally owns 61,026 shares. Additionally, Mr. Macdonald's shares include 151,666 shares deemed to be beneficially owned by Mr. Macdonald by virtue of certain stock options that are currently exercisable.

(3) For Mr. Sassower, the number of shares includes 331,048 shares held by Phoenix Enterprises LLC, of which Mr. Sassower is the managing member. Additionally, 37,200 shares are held by the Phillip S. Sassower 1996 Charitable Remainder Annuity Trust, of which Mr. Sassower and his wife are co-trusteees and 5,000 shares issuable upon exercise of stock options granted to Mr. Sassower, which are currently exercisable or exercisable within 60 days of March 31,2002.

(4) For Mr. Tarpley, the number of shares includes 43,333 shares of vested options and 39,999 shares personally owned. For Mr. Molina, the number of shares includes 38,333 shares of vested options and 16,688 share personally owned. For Ms. Sato, the number of shares includes 21,000 shares of vested options and 12,152 shares personally owned. For Mr. Sean Macdonald, the number of shares includes 13,333 shares of vested options, and 9,157 shares personally owned.

(5) For Mr. Weinstein, the number of shares shown reflects 16,000 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days. For Mr. Tunstall, the number of shares shown reflects 5,000 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days, and 6,330 shares personally owned. For Mr. Naimoli, the number of shares shown reflects 10,000 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days.

(6) This information is derived from a Schedule 13G dated October 25, 2001 filed by Derry L. Macdonald. The business address of Ms. Macdonald is 1047 Royal Pass Road, Tampa, Florida 33602. John L. Macdonald has the right to vote these shares pursuant to a Stockholders Voting Agreement, Irrevocable Proxy and Right of First Refusal.

(7) This information is derived from a Schedule 13G dated February 12, 2002 filed by Dimensional Fund Advisors. The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(8) The business address for Messrs. Macdonald, Stolzberg (as trustee), Sassower, Tarpley, Molina, S. Macdonald, Weinstein, Tunstall, Naimoli and Ms. Sato is c/o JLM Industries, Inc., 8675 Hidden River Parkway, Tampa, Florida 33637. The business address for Mr. Tunstall is 13153 N. Dale Mabry, Tampa, Florida 33618.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

      1. Financial Statements: Consolidated Financial Statements, Notes to Consolidated Financial Statements and report thereon of Ernst & Young LLP are found in Item 8 "Consolidated Financial Statements and Supplemental Data" herein.

      2. Financial Statements: Consolidated Financial Statements, Notes to Consolidated Financial Statements and report thereon of Deloitte & Touche LLP are found in Item 8 "Consolidated Financial Statements and Supplemental Data" herein.

      3. Financial Statement Schedules: The following Consolidated Financial Statement Schedule and reports are included herein:

            Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

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

      3.    Exhibits: See Item 14(c) below.

      (b) Reports on Form 8-K. During the last quarter of the fiscal year ended December 31, 2001, the Company filed the following Reports on Form 8-K:

        On October 5, 2001, the Company filed a Current Report on Form 8-K disclosing the anticipated sale of substantially all of the assets of JLM Terminals, Inc. and the sale of JLM Asia Pte, Ltd.

        On October 18, 2001, the Company filed a Current Report on Form 8-K disclosing the consummation of the sale of substantially all of the assets of JLM Terminals, Inc. and the sale of the JLM Asia Pte, Ltd., pro forma financial information relating to the sales, and the settlement of certain legal proceedings to which the Company and certain of its affiliates were parties.


        On November 9, 2001 the Company filed a Current Report on Form 8-K incorporating by reference the matters set forth in the Company's earnings press release dated November 7, 2001.

        On November 19, 2001 the Company filed a Current Report on Form 8-K disclosing changes in Registrant's Certifying Accountant.

      (c) Exhibits Filed Herewith:

      3.1     Articles of Incorporation, as amended (1)

      3.2     Form of Amended and Restated Articles of Incorporation (1)

      3.3     Bylaws (1)

      3.4     Form of Amended and Restated Bylaws (1)

      4.0     Form of Common Stock Certificate (1)

      4.1 Warrant to purchase shares of common stock of the Company held by GATX Capital Corporation, dated June 28, 2001 (6)

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

      10.2** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for N-Propanol (1)

      10.3** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for Acetone (1)

      10.4** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)

      10.5** Acetone Sales Agreement between Mt. Vernon Phenol Plant Partnership, JLM Marketing, Inc. and JLM Industries, Inc. (1)

      10.6 Propane/Propylene Agreement between Clark Oil & Refining Corporation and BTL Specialty Resins Corp. (1)

      10.7 Q-Max Process License Agreement between BTL Specialty Resins Corp. and UOP (1)

      10.8    Credit Agreement among JLM Chemicals, Inc., The
              CITGroup/Equipment Financing, Inc. and The CIT Group/Business Credit, Inc., as amended (1)

      10.9 Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

      10.10 Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

      10.11 Mortgage, Assignment of Leases and Rents and Security Agreement from JLM Chemicals, Inc. to The CIT Group/Equipment Financing, Inc., as corrected and modified (1)

      10.12   Partnership Agreement of Mt. Vernon Phenol Plant Partnership (1)

      10.13 Intercreditor Agreement between JLM Marketing, Inc., JLM Industries, Inc., JLM Terminals, Inc., JLM International, Olefins Marketing, Inc., State Street Bank and Trust Company, Caisse Nationale De Credit Agricole and Standard Chartered Bank New York Branch (1)

      10.14 Master Promissory Note by JLM International, Inc. and Olefins Marketing, Inc. in favor of Caisse Nationale De Credit Agricole
              (1)

      10.15 Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale De Credit Agricole, New York Branch (1)

      10.16 Security Agreement between Olefins Marketing, Inc. and Caisse Nationale De Credit Agricole, New York Branch (1)

      10.17 Security Agreement between JLM International, Inc. and Caisse Nationale De Credit Agricole, New York Branch (1)

      10.18 Amended and Restated Credit Agreement among JLM Industries, Inc., JLM Marketing, Inc., JLM Terminals, Inc., JLM
              International Inc., Olefins Marketing, Inc., John L. Macdonald and State Street Bank and Trust Company, as amended (1)

      10.19 Facility Letter between Standard Chartered Bank and Olefins Marketing (1)

      10.20   Security Agreement by Olefins Marketing to Standard Chartered
              Bank (1)

      10.21 Security Agreement by JLM International, Inc. to Standard Chartered Bank (1)

      10.22 Continuing Guaranty by JLM International, Inc. and Olefins Marketing Corp. in favor of Standard Chartered Bank (1)

      10.23   Facility letter between Generale Bank and JLM Industries (1)

      10.24   Corporate Guarantee by JLM Industries, Inc. to Generale Bank (1)

      10.25 Agreement by and among Union Carbide Corporation, D-S Splitter, Inc., JLM Industries, Inc. and Olefins Terminal Corporation (1)

      10.26 Pledge and Security Agreement by JLM Industries, Inc. to Ultramar Diamond Shamrock Corporation (1)

      10.27 Management, Operating and Stockholders Agreement of Olefins Terminal Corporation between D-S Splitter, Inc., Ultramar Diamond Shamrock Corporation, JLM Industries, Inc., Olefins Marketing, Inc. and Olefins Terminal Corporation (1)

      10.28 Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat (1)

      10.29 Agreement for Sale and Purchase of Common Stock between John L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc. (1)

      10.30 Agreement for Sale and Purchase of Common Stock between John L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc. (1)

      10.31   Form of Indemnification Agreement for Officers and Directors (1)

      10.32   Form of 1997 Employee Stock Purchase Plan (1)

      10.33   2001 Employee Stock Purchase Plan (7)

      10.34   Form of Long Term Incentive Plan (1)

      10.35   Form of Non-employee Directors' Plan (1)

      10.36 Assignment and Assumption Agreement between Ashland Chemical, Inc. and JLM Terminals, Inc. (1)

      10.37 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (1)

      10.38 Final Form of Indemnification Agreements effective as of July 29, 1997 (except for Walter M. Tarpley whose effective date was January 1, 1999) by and between the following officers and/or Directors of JLM Industries, Inc. (1):

              Name                                             Date Signed
              ----                                             -----------
              John L. Macdonald..........................    January 7, 1999
              Thaddeus J. Lelek..........................    January 11, 1999
              Wilfred J. Kimball.........................    January 7, 1999
              Frank A. Musto.............................    January 7, 1999
              John T. White..............................    January 11, 1999
              Michael J. Molina..........................    January 7, 1999
              Linda Sato.................................    January 7, 1999
              Sean D. Macdonald..........................    January 7, 1999
              Roger C. Kahn..............................    January 24, 1999
              Jerry L. Weinstein.........................    January 20, 1999
              Walter M. Tarpley..........................    January 13, 1999

      10.39 Employment agreement between JLM Industries, Inc. and Walter M. Tarpley dated December 3, 1998 (2)

      10.40 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (3)

      10.41   Purchase agreement with ICI South Africa Limited. (4)

      10.42 Purchase agreement with Societe Financiere d'Entreposage et de Commerce International de l'Alcool, S.A. (4)

      10.43 Employment agreement between JLM Industries, Inc. and Michael E. Hayes dated October 1, 2000 (5)

      10.44 First Amendment to Amended and Restated Credit Agreement dated April 16, 2001 by and between Citizens Bank of Massachusetts and JLM Industries, Inc., JLM Terminals, Inc., JLM International, Inc. JLM Chemicals, Inc., Browning Chemical Corporation, JLM Realty, Inc., Mac Aviation, JLM (IND.), Inc., JLM Illinois Marketing Services, Illinois International Services, Inc. and JLM Export Company (5)

      10.45 Loan and Security Agreement, dated June 28, 2001, by and between the Company and Congress Financial Corporation (Florida) (6)

      10.46 Loan Agreement, dated June 28, 2001, by and between the Company and GATX Capital Corporation (6)

      10.47 Credit Agreement, dated June 15, 2001, by and between the Company and SouthTrust Bank (6)

      10.48 Purchase Agreement, dated June 7, 2001, by and among the Company and the Investors listed on Schedule I attached thereto (6)

      10.49 Share Sale Agreement, dated September 19, 2001, by and among Chan Kwok Weng, Kong Hwai Ming and Unibros Investment Pte Ltd. and
              JLM International, Inc. (8)

      10.50 Asset Purchase Agreement, dated October 1,2001, by and between JLM Terminals, Inc. and CTI of North Carolina, Inc. (8)



      21.1    List of Subsidiaries of the Company.

      23.1 Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

      23.2 Consent of Ernst & Young LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

      (1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-27843) filed with the Commission on July 21, 1997.

      (2) Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, filed with the Commission on May 14, 1999.

      (3) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K/A, filed with the Commission on June 23, 1999.

      (4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, filed with the Comission on March 30, 2000.

      (5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, filed with the Commission on April 18, 2001.

      (6) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed with the Commission on July 6, 2001.

      (7) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-70614)filed with the Commission on October 1, 2001.

      (8) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed with the Commission on October 18, 2001.

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

                                      JLM Industries, Inc.
      Date: April 1, 2002
                                      By: /s/ John L. Macdonald
                                          -------------------------------------
                                          John L. Macdonald
                                          President and Chief Executive Officer

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

           Signature                               Title                                       Date
           ---------                               -----                                       ----
/s/ John L. Macdonald                 President, Chief Executive Officer and              April 1, 2002
--------------------------------      Director (Principal Executive Officer)
John L. Macdonald


/s/ Michael Molina                    Vice President and Chief Financial Officer          April 1, 2002
--------------------------------      (Principal Financial Officer
Michael Molina                        and Principal Accounting Officer)


/s/ Walter M. Tarpley                 Vice President, Chief Operating Officer             April 1, 2002
--------------------------------      and Director
Walter M. Tarpley


/s/ Sean D. Macdonald                 Vice President and Director                         April 1, 2002
--------------------------------
Sean D. Macdonald


/s/ Jerry L. Weinstein                Director                                            April 1, 2002
--------------------------------
Jerry L. Weinstein


/s/ Philip S. Sassower                Director                                            April 1, 2002
--------------------------------
Philip S. Sassower


/s/ Vincent J. Naimoli                Director                                            April 1, 2002
--------------------------------
Vincent J. Naimoli


/s/ A. Gordon Tunstall                Director                                            April 1, 2002
--------------------------------
A. Gordon Tunstall

                                  EXHIBIT INDEX

3.1       Articles of Incorporation, as amended (1)

3.2       Form of Amended and Restated Articles of Incorporation (1)

3.3       Bylaws (1)

3.4       Form of Amended and Restated Bylaws (1)

4.0       Form of Common Stock Certificate (1)

4.1 Warrant to purchase shares of common stock of the Company held by GATX Capital Corporation, dated June 28, 2001 (6)

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

10.2** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for N-Propanol (1)

10.3** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for Acetone (1)

10.4** Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)

10.5** Acetone Sales Agreement between Mt. Vernon Phenol Plant Partnership, JLM Marketing, Inc. and JLM Industries, Inc. (1)

10.6 Propane/Propylene Agreement between Clark Oil & Refining Corporation and BTL Specialty Resins Corp. (1)

10.7 Q-Max Process License Agreement between BTL Specialty Resins Corp. and UOP (1)

10.8 Credit Agreement among JLM Chemicals, Inc., The CITGroup/Equipment Financing, Inc. and The CIT Group/Business Credit, Inc., as amended
          (1)

10.9 Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

10.10 Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

10.11 Mortgage, Assignment of Leases and Rents and Security Agreement from JLM Chemicals, Inc. to The CIT Group/Equipment Financing, Inc., as corrected and modified (1)

10.12     Partnership Agreement of Mt. Vernon Phenol Plant Partnership (1)

10.13 Intercreditor Agreement between JLM Marketing, Inc., JLM Industries, Inc., JLM Terminals, Inc., JLM International, Olefins Marketing, Inc., State Street Bank and Trust Company, Caisse Nationale De Credit Agricole and Standard Chartered Bank New York Branch (1)

10.14 Master Promissory Note by JLM International, Inc. and Olefins Marketing, Inc. in favor of Caisse Nationale De Credit Agricole (1)

10.15 Guaranty Agreement by JLM Industries, Inc. to Caisse Nationale De Credit Agricole, New York Branch (1)

10.16 Security Agreement between Olefins Marketing, Inc. and Caisse Nationale De Credit Agricole, New York Branch (1)

10.17 Security Agreement between JLM International, Inc. and Caisse Nationale De Credit Agricole, New York Branch (1)

10.18 Amended and Restated Credit Agreement among JLM Industries, Inc., JLM Marketing, Inc., JLM Terminals, Inc., JLM International Inc., Olefins Marketing, Inc., John L. Macdonald and State Street Bank and Trust Company, as amended (1)

10.19     Facility Letter between Standard Chartered Bank and Olefins Marketing
          (1)

10.20     Security Agreement by Olefins Marketing to Standard Chartered Bank (1)

10.21     Security Agreement by JLM International, Inc. to Standard Chartered
          Bank (1)

10.22 Continuing Guaranty by JLM International, Inc. and Olefins Marketing Corp. in favor of Standard Chartered Bank (1)

10.23     Facility letter between Generale Bank and JLM Industries (1)

10.24     Corporate Guarantee by JLM Industries, Inc. to Generale Bank (1)

10.25 Agreement by and among Union Carbide Corporation, D-S Splitter, Inc., JLM Industries, Inc. and Olefins Terminal Corporation (1)

10.26 Pledge and Security Agreement by JLM Industries, Inc. to Ultramar Diamond Shamrock Corporation (1)

10.27 Management, Operating and Stockholders Agreement of Olefins Terminal Corporation between D-S Splitter, Inc., Ultramar Diamond Shamrock Corporation, JLM Industries, Inc., Olefins Marketing, Inc. and Olefins Terminal Corporation (1)

10.28 Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat (1)

10.29 Agreement for Sale and Purchase of Common Stock between John L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc. (1)

10.30 Agreement for Sale and Purchase of Common Stock between John L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc. (1)

10.31     Form of Indemnification Agreement for Officers and Directors (1)

10.32     Form of 1997 Employee Stock Purchase Plan (1)

10.33     2001 Employee Stock Purchase Plan (7)

10.34     Form of Long Term Incentive Plan (1)

10.35     Form of Non-employee Directors' Plan (1)

10.36 Assignment and Assumption Agreement between Ashland Chemical, Inc. and JLM Terminals, Inc. (1)

10.37 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (1)

10.38 Final Form of Indemnification Agreements effective as of July 29, 1997 (except for Walter M. Tarpley whose effective date was January 1,
          1999) by and between the following officers and/or Directors of JLM Industries, Inc. (1):

          Name                                                    Date Signed
          ----                                                    -----------
          John L. Macdonald...................................  January 7, 1999
          Thaddeus J. Lelek...................................  January 11, 1999
          Wilfred J. Kimball..................................  January 7, 1999
          Frank A. Musto......................................  January 7, 1999
          John T. White.......................................  January 11, 1999
          Michael J. Molina...................................  January 7, 1999
          Linda Sato..........................................  January 7, 1999
          Sean D. Macdonald...................................  January 7, 1999
          Roger C. Kahn.......................................  January 24, 1999
          Jerry L. Weinstein..................................  January 20, 1999
          Walter M. Tarpley...................................  January 13, 1999

10.39 Employment agreement between JLM Industries, Inc. and Walter M. Tarpley dated December 3, 1998 (2)

10.40 Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (3)

10.41     Purchase agreement with ICI South Africa Limited. (4)

10.42 Purchase agreement with Societe Financiere d'Entreposage et de Commerce International de l'Alcool, S.A. (4)

10.43 Employment agreement between JLM Industries, Inc. and Michael E. Hayes dated October 1, 2000. (5)

10.44 First Amendment to Amended and Restated Credit Agreement dated April 16, 2001 by and between Citizens Bank of Massachusetts and JLM Industries, Inc., JLM Terminals, Inc., JLM International, Inc. JLM Chemicals, Inc., Browning Chemical Corporation, JLM Realty, Inc., Mac Aviation, JLM (IND.), Inc., JLM Illinois Marketing Services, Illinois International Services, Inc. and JLM Export Company. (5)

10.45 Loan and Security Agreement, dated June 28, 2001, by and between the Company and Congress Financial Corporation (Florida) (6)

10.46 Loan Agreement, dated June 28, 2001, by and between the Company and GATX Capital Corporation (6)

10.47 Credit Agreement, dated June 15, 2001, by and between the Company and SouthTrust Bank (6)

10.48 Purchase Agreement, dated June 7, 2001, by and among the Company and the Investors listed on Schedule I attached thereto (6)

10.49 Share Sale Agreement, dated September 19, 2001, by and among Chan Kwok Weng, Kong Hwai Ming and Unibros Investment Pte Ltd. and JLM International, Inc. (8)

10.50 Asset Purchase Agreement, dated October 1,2001, by and between JLM Terminals, Inc. and CTI of North Carolina, Inc. (8)

21.1      List of Subsidiaries of the Company.

23.1 Consent of Deloitte & Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

23.2 Consent of Ernst & Young to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-27843) filed with the Commission on July 21, 1997.

(2) Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, filed with the Commission on May 14, 1999.

(3) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K/A, filed with the Commission on June 23, 1999.

(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, filed with the Commission on March 30, 2000.

(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, filed with the Commission on April 18, 2001.

(6) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed with the Commission on July 6, 2001.

(7) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-70614), filed with the Commission on October 1, 2001.

(8) Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed with the Commission on October 18, 2001.

** Confidential treatment has been requested with respect to portions of this Exhibit.