Form 10-Q
period 2002-03-31
JLM INDUSTRIES INC
filed 2002-05-15
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 000-22687

JLM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter.)

Delaware	06-1163710
(State of Incorporation)	(IRS Employer Identification No.)

8675 Hidden River Parkway, Tampa, FL 33637
(Address of principal executive office)
(813) 632-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Class	Outstanding at May 6, 2002
Common stock, par value $.01 per share	9,426,705

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$426	$229
Accounts Receivable:
Trade—net	23,277	25,568
Other	1,155	2,153
Inventories	12,753	10,964
Prepaid expenses and other current assets	1,570	1,878
Income tax receivable	—	177

Total current assets	39,181	40,969
Other investments	6,389	6,040
Property and equipment—net	19,821	19,931
Goodwill—net	7,396	7,396
Other intangibles—net	2,683	2,594
Other assets—net	6,972	7,033

Total assets	$82,442	$83,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$33,536	$34,268
Current portion of debt	2,849	3,456
Deferred revenue—current	502	544
Income tax payable	23	—

Total current liabilities	36,910	38,268
Long-term debt	13,573	11,804
Deferred income taxes	2,566	3,298
Minority interest	686	731
Deferred revenue and other liabilities	2,906	2,997

Total liabilities	56,641	57,098

Stockholders’ Equity:
Preferred stock—authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock—$.01 par value; 30,000,000 shares authorized; 9,975,335 and 9,956,522 shares issued, respectively	100	99
Additional paid-in capital	24,646	24,671
Retained earnings	7,011	8,311
Accumulated other comprehensive loss	(3,010)	(3,095)

	28,747	29,986
Less treasury stock at cost—610,979 and 640,979 shares, respectively	(2,946)	(3,121)

Total stockholders’ equity	25,801	26,865

Total liabilities and stockholders’ equity	$82,442	$83,963

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues	$44,644	$116,039
Cost of sales	42,500	109,556

Gross profit	2,144	6,483
Selling, general and administrative expenses	4,240	5,719

Operating income (loss)	(2,096)	764
Interest expense—net	(372)	(613)
Other income (expense)—net	410	(30)
Foreign currency exchange gain (loss)—net	(42)	155

Income (loss) before minority interest and income taxes	(2,100)	276
Minority interest in income of subsidiaries	45	(42)

Income (loss) before income taxes	(2,055)	234

Income tax provision (benefit)
Current	(24)	375
Deferred	(731)	(394)

Total income tax provision (benefit)	(755)	(19)

Net Income (loss)	(1,300)	253
Net other comprehensive income (loss)	85	(490)

Comprehensive loss	$(1,215)	$(237)

Basic and diluted earnings (loss) per share	$(0.13)	$0.04

Weighted average shares outstanding	9,973,434	6,612,532
Diluted weighted average shares outstanding	9,973,434	6,620,032

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,300)	$253
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(731)	(394)
Minority interest in income of subsidiaries	(45)	42
Depreciation and amortization	692	959
Gain on sales of other investments	(84)	—
Stock issued in lieu of compensation	56	—
Debt and accrued interest forgiven in legal settlement	(231)	—
(Increase) decrease in assets:
Accounts receivable	3,289	1,973
Inventories	(1,789)	(1,277)
Prepaid expenses and other current assets	308	480
Income tax receivable	177	—
Other assets	(173)	(372)
Other investments	(264)	83
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(550)	(2,631)
Income taxes payable	23	(1,179)
Deferred revenue	(126)	(149)
Other liabilities	(7)	(3)

Net cash used in operating activities	(755)	(2,215)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	131	—
Purchase of other investments	(133)	—
Capital expenditures	(427)	(39)

Net cash used in investing activities	(429)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	1,765	—
Net proceeds from long-term debt	—	1,815
Principal payments of long-term debt	(514)	(1,033)
Proceeds from sale of common stock	45	—

Net cash provided by financing activities	1,296	782
Effect of foreign exchange rates on cash	85	(490)

Net increase (decrease) in cash and cash equivalents	197	(1,962)
Cash and cash equivalents, beginning of period	229	6,873

Cash and cash equivalents, end of period	$426	$4,911

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.    Description of Business

JLM Industries, Inc. and subsidiaries (“JLM” or the “Company”) is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is one of the largest chemical distributors in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with major chemical companies, (ii) manufactures phenol and acetone at its plant in Blue Island, Illinois and (iii) sources acetone from its joint venture manufacturing operation. The Company’s principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over 1,000 customers.

2.    Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the respective three months ended March 31, 2002 and 2001. Interim results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002.

Basic income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of outstanding stock options, restricted stocks, and warrants) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

Other Comprehensive Income (Loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the respective balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three months ended March 31, 2002 and 2001, respectively. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses derivatives and financial instruments in managing certain risks. The Company records the derivatives as assets or liabilities and reflects changes in the market value in the statement of operations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company’s various local currencies.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company will complete the impairment analysis of goodwill by the end of the second quarter 2002 and record an impairment adjustment at that time, if necessary. The following table provides information relating to the Company’s goodwill and other intangible assets as of March 31, 2002:

	Cost	Accumulated Amortization
Goodwill	$8,663	$1,267
Other intangible assets—principally customer lists	$3,459	$776

Other intangibles consist primarily of customer lists and are being amortized on a straight-line basis over periods between five to twenty years to a zero residual value. For the three months ended March 31, 2002, the Company recorded amortization expense of approximately $56,000 related to these intangible assets. The company expects to record annual amortization expense of approximately $242,000 in each of the next five years related to these intangible assets.

Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization of goodwill, are as follows (in thousands except per share amounts):

Reported net income	$253
Goodwill amortization, net of taxes	68

Adjusted net income	$321

Basic and diluted earnings per share as reported	$0.04
Goodwill amortization, net of taxes	0.01

As adjusted	$0.05

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Issued in October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the results of operations, financial position or cash flows of the Company.

3.    Segment Data

JLM’s business consists of a marketing and a manufacturing segment. JLM’s manufacturing segment consists of JLM Chemicals, Inc. JLM’s marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The following schedule presents information about JLM’s operating segments and geographic locations for the three months ended March 31:

	2002	2001
INDUSTRY SEGMENT
Revenues:
Marketing	$38,642	$109,796
Manufacturing	6,002	6,243

	$44,644	$116,039

Operating Income (Loss):
Marketing	$(272)	$1,569
Manufacturing	(1,030)	(23)
Corporate	(794)	(782)

	$(2,096)	$764

Depreciation and Amortization:
Marketing	$189	$472
Manufacturing	480	447
Corporate	23	40

	$692	$959

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Segment Data—(Continued)

GEOGRAPHIC LOCATION
Revenues:
United States	$26,075	$32,518
Holland	11,955	26,794
Singapore	—	48,055
South Africa	5,166	6,156
Other nations	1,448	2,516

	$44,644	$116,039

Operating Income (Loss):
United States	$(1,353)	$293
Holland	(87)	(113)
Singapore	—	1,038
South Africa	232	113
Other nations	(94)	215
Corporate	(794)	(782)

	$(2,096)	$764

4.    Net income (loss) per share

Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options throughout the majority of the three months ended March 31, 2002 and 2001. During the three months ended March 31, 2002 the effect of these securities was antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss) available to common stockholders	$(1,300)	$253
Denominator:
Weighted-average shares outstanding, basic	9,973,434	6,612,532
Dilutive effect of restricted stock	—	7,500

Adjusted weighted-average shares outstanding, diluted	9,973,434	6,620,032
Net Income (Loss) Per share:
Basic	$(0.13)	$0.04
Diluted	$(0.13)	$0.04

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other investments

Included in other investments, is the Company’s 49% interest in Quimicos La Barraca, C.A. (“Quibarca”), which is accounted for using the equity method. The Company’s equity in earnings during the three months ended March 31, 2002 and 2001 was approximately $222,000 and $61,000, respectively. The Company’s investment in Quibarca totaled approximately $3,954,000 at March 31, 2002 and $3,732,000 at December 31, 2001.

The following summarizes the assets, liabilities and stockholders’ equity of Quibarca at:

	March 31, 2002	December 31, 2001
Assets:
Current	$7,169	$6,937
Noncurrent	1,598	1,477

Total assets	$8,767	$8,414

Liabilities and partners’ capital
Current liabilities	$4,212	$4,046
Partners’ capital	4,555	4,368

Total liabilities and partners’ capital	$8,767	$8,414

The following summarizes revenues, cost of revenues, and net income for the three months ended March 31:

	2002	2001
Revenues	$2,353	$2,956
Cost of revenue	1,849	2,394
Net income	454	125

Item 2— Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Information

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include: the cyclical nature of the worldwide chemical market; the possibility of excess capacity; fluctuations in the cost and availability of raw materials; the potential and economic uncertainties associated with international operations; fluctuations of foreign exchange; the risks associated with potential acquisitions, and the ability to implement other features of the Company’s business strategy.

An investment in the Company’s common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, as well as other information contained in the Company’s other periodic filings with the Commission. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation adjustments, investment impairments, goodwill impairments, loss contingencies, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the unaudited condensed consolidated financial statements.

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. The Company utilizes credit insurance to minimize the risk of loss from non-payment of U.S. customer receivables. If there is a deterioration of a major customer’s credit worthiness, and if balances exceed insured limits, the Company’s estimates of the recoverability of amounts due to us could be adversely affected. The allowance for doubtful accounts is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts.

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

JLM is subject to the possibility of various loss contingencies arising in the ordinary course of business. JLM considers the likelihood of the loss or impairment of an asset, or the incurrence of a liability as well as JLM’s ability to reasonably estimate the amount of the loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. JLM regularly evaluates information currently available to the Company to determine whether such losses should be recorded. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

JLM accounts for U.S. income taxes and accrues for U.S. income tax liabilities based on its consolidated U.S. earnings. The Company’s foreign subsidiaries file tax returns in the countries where incorporated. To the extent these subsidiaries are profitable, taxes are paid based on each country’s prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit, subject to certain limitations, to be applied against the Company’s U.S. consolidated return for the foreign taxes paid by the Company’s foreign subsidiaries. If losses are incurred, countries in which the Company’s foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years. The Company’s future effective tax rates and realization of carry forward losses could be adversely affected if earnings are lower than anticipated in countries where there are lower statutory rates or by unfavorable changes in tax laws or regulations.

General

JLM is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes it is one of the largest chemical distributors in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with several major chemical companies, (ii) manufactures phenol and acetone and (iii) sources acetone from its joint venture manufacturing operation.

The Company’s business consists of manufacturing and marketing segments. The Company’s manufacturing segment includes the operations of the Blue Island Plant.

The Company’s marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

A majority of the Company’s revenue is derived from the sale of commodity chemicals, prices which are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. During the second half of 1998 through the first quarter 2000, the Company’s performance was negatively impacted by the petrochemical down cycle in which both overall pricing and margins accelerated downward. Pricing pressure on manufactured products, specifically phenol, continued during the period coupled with substantial increases in raw material feedstock costs. Beginning in the second quarter 2000, major U.S. phenol/acetone producers, including the Company, announced price increases that became effective April 1, 2000. In addition, raw materials costs began dropping in the second half of 2000. Raw material pricing continued to decline in 2001, leading to some recovery of the Company’s operating margins. Gross margins were negatively impacted during the first quarter of 2002 due to rising raw material costs.

During the third quarter of 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. (“JLM Terminals”) and all of the outstanding stock of JLM Asia Pte, Ltd. (“JLM Asia”). During the second quarter of 2001, the Company also sold a portion of JLM Marketing’s solvents distribution business in the United States. As a result of these transactions, the Company expects the trend of lower sales, gross profits, and expenses.

Set forth below, for the periods indicated, is certain unaudited information regarding the contributions by the marketing and manufacturing segments to the Company’s revenues, gross profit, operating income, gross margin and operating margin. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

	Three Months Ended March 31,
	2002		2001
	(In Thousands, Except Percentages)

Segment revenues:
Marketing	$38,642	86.6%	$109,796		94.6%
Manufacturing	6,002	13.4%	6,243		5.4%

Total segment revenues	$44,644	100.0%	$116,039		100.0%

Segment gross profit (loss):
Marketing	$1,857	86.6%	$4,415		68.1%
Manufacturing	287	13.4%	2,068		31.9%

Total segment gross profit	$2,144	100.0%	$6,483		100.0%

Segment operating income (loss):
Marketing	$(272)	13.0%	$1,569		205.5%
Manufacturing	(1,030)	49.1%	(23)		-3.0%

Total segment operating income (loss)	(1,302)	62.1%	1,546		202.5%
Corporate expenses	(794)	37.9%	(782)	-	102.5%

Total operating income (loss)	$(2,096)	100.0%	$764		100.0%

Marketing Segment

The marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including strength in the homebuilding and automobile industries and the overall economic environment. The Company’s supply agreements, primarily relating to acetone, frequently contain a term providing for a fixed percentage profit per unit of product sold. In addition, the Company’s supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company’s option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

Manufacturing Segment

The results of operations of the Company’s manufacturing segment are influenced by a number of factors, including economic conditions, competition and the cost of raw materials, principally propylene and benzene. The Company’s ability to pass along raw material price increases to its customers is limited because the commodity nature of the chemicals manufactured at the Blue Island Plant restricts the Company’s ability to increase prices.

The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs. There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2001 or in the first quarter of 2002.

Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, the Company would be required to incur significant costs. As a result, the Company has no plans to expand the capacity of the Blue Island Plant.

Since 1994, the Company has sourced on average approximately 225 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds, to 210 million pounds. Over the next four years, the amount of acetone available to JLM was further reduced by a total of approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics. Through improvement in operating efficiency the Mt. Vernon plant has increased their acetone output, thereby offsetting increased internal consumption. As a result, JLM does not anticipate any further material reduction in volume.

Results of Operations

Revenues.    Revenues decreased $71.4 million, or 61.5%, to $44.6 million for the three months ended March 31, 2002 from $116.0 million for the comparable prior year period. Revenues for the marketing segment decreased $71.2 million, or 64.8%, to $38.6 million for the quarter ended March 31, 2002 from $109.8 million for the comparable prior year period. The Company sold its Singapore subsidiary and JLM Terminals in 2001, which accounted for $48.5 million in revenues during the quarter ended March 31, 2001. The Company also experienced lower revenues from its marketing activities in the United States in the first quarter of 2002, primarily due to the sale in 2001 of a portion of its solvents distribution business. European marketing revenues decreased $16.4 million due to a decrease in volume, while export revenues from the United States increased $2.3 million due to a strong demand for product.

Revenues for the manufacturing segment decreased $0.2 million, or 3.9%, to $6.0 million for the first quarter 2002 from $6.2 million for the comparable prior year period. The decrease in manufacturing segment revenues was primarily due to decreases in phenol selling prices.

Gross Profit.    Gross profit decreased approximately $4.3 million, or 66.9%, to $2.1 million for the three months ended March 31, 2002 from $6.5 million for the comparable prior year period. Gross profit from the marketing segment decreased $2.6 million to $1.9 million for the first quarter 2002 from $4.4 million for the comparable prior year quarter, a decrease of 58.0%. The sale of the Singapore subsidiary and JLM Terminals accounted for $1.8 million of the decrease. The balance of the decrease in gross profit was primarily due to lower gross margins from the Company’s marketing activity in the United States in the first quarter of 2002, due in part to the sale in 2001 of a portion of its solvents distribution business, and due to lower selling prices.

Gross profit from the manufacturing segment decreased $1.8 million, or 86.1%, to $0.3 million for the first quarter of 2002 from $2.1 million reported for the comparable prior year period. The decrease in manufacturing gross profit was the result of increases in raw material costs during the first quarter of 2002.

Selling, General and Administrative Expenses (SG&A).    SG&A decreased $1.5 million, or 25.9%, to $4.2 million for the three months ended March 31, 2002 from $5.7 million for the comparable prior year period. The sale of the Singapore subsidiary and JLM Terminals accounted for $0.8 million of the decrease. The remainder of the decrease, $0.7 million, was primarily the result of reductions in personnel, office closings, and other cost savings initiatives implemented by management. As a percentage of revenues, SG&A increased to 9.5% of revenues for the first quarter of 2002 from 4.9% of revenues for the first quarter of 2001.

Operating Income (Loss)    Operating loss increased by $2.9 million to an operating loss of $2.1 million for the three months ended March 31, 2002 from operating income of $0.8 million for the comparable prior year period.

Interest Expense—Net.    Interest expense, net of interest income, decreased $0.2 million to $0.4 million for the three months ended March 31, 2002 from $0.6 million for the comparable prior year period, primarily due to lower interest rates as a result of debt refinancings in June 2001.

Other Income (Expense)—Net.    Other income (expense) increased $0.4 million to other income of $0.4 million for the three months ended March 31, 2002 from other expense of $30 thousand forthe comparable prior year period. In the first quarter of 2002, other income (expense) consisted primarily of gains on the sale of certain assets.

Foreign Currency Exchange Gain (Loss).    During the quarter ended March 31, 2002, the Company experienced a slight weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $42 thousand as compared to a gain of $0.2 million for the comparable prior year period.

Income Tax Provision (Benefit).    The Company’s benefit for income taxes increased $0.7 million to $0.8 million for the three months ended March 31, 2002 from $19 thousand for the comparable prior year period. The increase in the benefit for income taxes was primarily due to the increase in the operating loss.

Net income (loss).    Net income (loss) decreased by $1.6 million to net loss of $1.3 million for the three months ended March 31, 2002 from net income of $0.3 million in the comparable prior year period.

Liquidity and Capital Resources

Cash Flows

Operating activities used approximately $0.8 million of cash in the three months ended March 31, 2002. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred used $1.6 million of cash. Changes in assets and liabilities provided approximately $0.9 million of cash. Investing activities utilized approximately $0.4 million of cash, primarily consisting of capital expenditures. Financing activities provided approximately $1.3 million of cash, primarily related to borrowings on the revolving line of credit. Foreign currency translation loss was $85 thousand principally as a result of the related foreign currency translation effect.

The Company has in the past funded its working capital and capital expenditure requirements through a combination of cash flow from operations, borrowings, and (in 2001) an equity private placement. For information about these transactions in 2001, including the terms of the Company’s existing revolving credit facility, term debt facility, and mortgage loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company believes its liquidity and capital resources, including its ability to borrow additional amounts under its credit agreements, are sufficient to meet its currently anticipated needs through the foreseeable future and to permit it to continue to implement its business strategy. The Company is also considering selling non-core assets.

Item 3— Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report of Form 10-K for the fiscal year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 1— Legal Proceedings

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

Item 6— Exhibits and Reports on Form 8-K

A.  Exhibits

3.1	Articles of Incorporation, as amended.*
3.2	Form of Amended and Restated Articles of Incorporation.*
3.3	Bylaws.*
3.4	Form of Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*

B.  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-27843), filed with the Securities and Exchange Commission on July 21, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLM INDUSTRIES, INC.

By:	/s/ JOHN L. MACDONALD
John L. Macdonald President and Chief Executive Officer
Dated: May 15, 2002

By:	/s/ MICHAEL MOLINA
Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 15, 2002