Form 10-Q
period 2002-06-30
JLM INDUSTRIES INC
filed 2002-08-14
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 000-22687

JLM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter.)

Delaware (State of Incorporation)	06-1163710 (IRS Employer Identification No.)

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
Yes ☒ No ☐

Class Common stock, par value $.01 per share	Outstanding at August 5, 2002 9,518,531

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,138	$229
Accounts Receivable:
Trade - net	40,841	25,568
Other	1,458	2,153
Inventories	12,620	10,964
Prepaid expenses and other current assets	1,294	1,878
Income tax receivable	—	177

Total current assets	57,351	40,969
Other investments	6,779	6,040
Property and equipment – net	19,491	19,931
Goodwill - net	7,396	7,396
Other intangibles - net	2,625	2,594
Other assets – net	6,796	7,033

Total assets	$100,438	$83,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$51,499	$34,268
Current portion of debt	1,529	3,456
Deferred revenue – current	502	544
Income taxes payable	27	—

Total current liabilities	53,557	38,268
Long-term debt	15,230	11,804
Deferred income taxes	2,251	3,298
Minority interest	711	731
Deferred revenue and other liabilities	2,792	2,997

Total liabilities	74,541	57,098

Stockholders’ Equity:
Preferred stock – authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock - $.01 par value; 30,000,000 shares authorized; 10,048,991 and 9,956,522 shares issued, respectively	100	99
Additional paid-in capital	24,766	24,671
Retained earnings	6,731	8,311
Accumulated other comprehensive loss	(2,754)	(3,095)

	28,843	29,986
Less treasury stock at cost – 610,979 and 640,979 shares, respectively	(2,946)	(3,121)

Total stockholders’ equity	25,897	26,865

Total liabilities and stockholders’ equity	$100,438	$83,963

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$64,166	$105,755	$108,810	$221,794
Cost of sales	60,168	100,655	102,668	210,211

Gross profit	3,998	5,100	6,142	11,583
Selling, general and administrative expenses	4,535	5,550	8,776	11,269

Operating (loss) income	(537)	(450)	(2,634)	314
Interest expense – net	(444)	(935)	(816)	(1,548)
Other income – net	460	2,785	870	2,755
Foreign currency exchange income (loss) – net	45	(382)	4	(227)

Income (loss) before minority interest and income taxes	(476)	1,018	(2,576)	1,294
Minority interest in (loss) income of subsidiary	(25)	42	21	—

Income (loss) before income taxes	(501)	1,060	(2,555)	1,294
Income tax provision (benefit)
Current	95	(12)	71	363
Deferred	(316)	495	(1,047)	101

Total income tax provision (benefit)	(221)	483	(976)	464

Net income (loss)	(280)	577	(1,579)	830
Other comprehensive income (loss)	256	55	341	(435)

Comprehensive income (loss)	(24)	$632	(1,238)	$395

Basic and diluted earnings (loss) per share	$(0.03)	$0.08	$(0.17)	$0.11
Weighted average shares outstanding	9,411,185	7,368,825	9,386,789	7,315,815
Diluted weighted average shares Outstanding	9,411,185	7,628,742	9,386,789	7,575,732

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,579)	$830
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(1,047)	101
Minority interest in income of subsidiaries	(21)	—
Depreciation and amortization	1,378	1,931
Gain on sales of other investments	(83)	—
Stock issued in lieu of compensation	131	—
Debt and accrued interest forgiven in legal settlement	(231)	—
(Increase) decrease in assets:
Accounts receivable	(14,578)	2,800
Inventories	(1,656)	1,021
Prepaid expenses and other current assets	584	(5)
Income taxes receivable	177	—
Other assets	(86)	(466)
Other investments	(854)	160
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	17,416	(8,505)
Income taxes payable	26	(1,382)
Deferred revenue	(251)	(311)
Other liabilities	5	(5)

Net cash used in operating activities	(669)	(3,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	414	—
Purchase of other investments	(217)	—
Capital expenditures	(627)	(70)

Net cash used in investing activities	(430)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	3,541	(2,663)
Net proceeds from debt	—	12,128
Principal payments of debt	(1,960)	(11,386)
Proceeds from sale of common stock	87	2,546

Net cash provided by financing activities	1,668	625
Effect of foreign exchange rates on cash	340	(435)

Net increase (decrease) in cash and cash equivalents	909	(3,711)
Cash and cash equivalents, beginning of period	229	6,873

Cash and cash equivalents, end of period	$1,138	$3,162

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

            In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the respective three and six months ended June 30, 2002 and 2001. Interim results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002.

            Other Comprehensive Income (Loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the respective balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three and six months ended June 30, 2002 and 2001, respectively. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

            Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. As of June 30, 2002, the Company has completed Step 1 of the impairment analysis of goodwill, which shows indications of potential impairment as it relates to the marketing segment. The Company is currently unable to reasonably estimate the amount of any impairment loss, and will complete Step 2 of the analysis by the end of 2002, and record an impairment adjustment at that time, if necessary.

            Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization of goodwill on January 1, 2001, are as follows (in thousands except per share amounts):

	Three months ended	Six months ended

	June 30, 2001

Reported net income	$577	$830
Goodwill amortization, net of taxes	92	160

Adjusted net income	$669	$990

Basic and diluted earnings per share as reported	$0.08	$0.11
Goodwill amortization, net of taxes	0.01	0.02

As adjusted	$0.09	$0.13

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – Continued
(In thousands)

2.     Summary of Significant Accounting Policies - Continued

            Issued in October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the results of operations, financial position or cash flows of the Company.

3.     Segment Data

            JLM’s business consists of a marketing and a manufacturing segment. JLM’s manufacturing segment consists of JLM Chemicals, Inc. JLM’s marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The following schedule presents information about JLM’s operating segments and geographic locations for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

INDUSTRY SEGMENT
Revenues:
Marketing	$57,032	$99,354	$95,673	$209,152
Manufacturing	7,134	6,401	13,137	12,642

	$64,166	$105,755	$108,810	$221,794

Intersegment revenues eliminated in consolidation – manufacturing segment	$1,964	$2,507	$3,659	$4,904

Operating Income (Loss):
Marketing	$1,624	$721	$1,351	$2,290
Manufacturing	(1,342)	(284)	(2,371)	(307)
Corporate	(819)	(887)	(1,614)	(1,669)

	$(537)	$(450)	$(2,634)	$314

Depreciation and Amortization:
Marketing	$189	$495	$378	$967
Manufacturing	462	446	942	893
Corporate	18	31	41	71

	$669	$972	$1,361	$1,931

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – Continued
(In thousands)

3.     Segment Data - continued

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

GEOGRAPHIC LOCATION
Revenues:
United States	$30,346	$27,575	$56,421	$60,093
Holland	25,441	27,744	37,396	54,538
Singapore	—	42,657	—	90,712
South Africa	6,183	5,933	11,349	12,089
Other nations	2,196	1,846	3,644	4,362

	$64,166	$105,755	$108,810	$221,794

Operating Income (Loss):
United States	$(339)	$(60)	$(1,692)	$233
Holland	243	(159)	156	(272)
Singapore	—	606	—	1,644
South Africa	262	52	494	165
Other nations	116	(2)	22	213
Corporate	(819)	(887)	(1,614)	(1,669)

	$(537)	$(450)	$(2,634)	$314

	June 30, 2002	December 31, 2001

Identifiable Assets:
Marketing	$59,588	$47,744
Manufacturing	21,125	21,429
Corporate	19,725	14,790

	$100,438	$83,963

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
(In thousands)

4.     Net income (loss) per share

            Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options throughout the majority of the three and six months ended June 30, 2002 and 2001. During the three and six months ended June 30, 2002 the effect of these securities was antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:
Net income (loss) available to common stockholders	$(280)	$577	$(1,579)	$830
Denominator:
Weighted-average shares outstanding, basic	9,411,185	7,368,825	9,386,789	7,315,815
Dilutive effect of common stock equivalents	—	254,917	—	254,917
Dilutive effect of restricted stock	—	5,000	—	5,000

Adjusted weighted-average shares outstanding, diluted	9,411,185	7,628,742	9,386,789	7,575,732
Net Income (Loss) Per share:
Basic and diluted	$(0.03)	$0.08	$(0.17)	$0.11

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – Continued
(In thousands)

5.     Other investments

            Included in other investments, is the Company’s 49% interest in Quimicos La Barraca, C.A. (“Quibarca”), which is accounted for using the equity method. The Company’s equity in earnings during the three and six months ended June 30, 2002 was approximately $494,000 and $717,000, respectively. The Company’s equity in earnings during the three and six months ended June 30, 2001 was approximately $38,000 and $99,000, respectively. The Company’s investment in Quibarca totaled approximately $4,448,000 at June 30, 2002 and $3,732,000 at December 31, 2001.

            The following summarizes the assets, liabilities and partners’ capital of Quibarca at:

	June 30, 2002	December 31, 2001

ASSETS:
Current	$8,542	$6,937
Noncurrent	1,619	1,477

Total assets	$10,161	$8,414

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$4,598	$4,046
Partners’ capital	5,563	4,368

Total liabilities and partners’ capital	$10,161	$8,414

            The following summarizes revenues, cost of revenues, and net income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$2,438	$3,030	$4,791	$5,986
Cost of revenue	1,939	2,484	3,787	4,878
Net income	1,008	77	1,462	202

6.     Debt

            As of June 30, 2002, the Company did not meet a debt covenant as required by its term loan agreement. The Company has obtained a waiver of this covenant requirement, and has successfully negotiated a revision of the covenant requirements in the term loan agreement. The Company believes that it will be able to comply with the revised covenants for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

            A majority of the Company’s revenue is derived from the sale of commodity chemicals, which have prices that are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. Raw material pricing declined in 2001, leading to some recovery of the Company’s operating margins. Gross margins were negatively impacted during the first six months of 2002 due to rising raw material costs.

            During the third quarter of 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. (“JLM Terminals”) and all of the outstanding stock of JLM Asia Pte, Ltd. (“JLM Asia”). During the second quarter of 2001, the Company also sold a portion of JLM Marketing’s solvents distribution business in the United States. As a result of these transactions, the Company expects the trend of lower revenues, gross profits, and expenses.

            Set forth below, for the periods indicated, is certain unaudited information regarding the contributions by the marketing and manufacturing segments to the Company’s revenues, gross profit, operating income, gross margin and operating margin. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

Segment revenues:
Marketing	$57,032	88.9%	$99,354	93.9%	$95,673	87.9%	$209,152	94.3%
Manufacturing	7,134	11.1%	6,401	6.1%	13,137	12.1%	12,642	5.7%

Total segment revenues	$64,166	100.0%	$105,755	100.0%	$108,810	100.0%	$221,794	100.0%

Segment gross profit (loss):
Marketing	$4,010	100.3%	$4,254	83.4%	$5,867	95.5%	$9,637	83.2%
Manufacturing	(12)	(0.3)%	846	16.6%	275	4.5%	1,946	16.8%

Total segment gross profit	$3,998	100.0%	$5,100	100.0%	$6,142	100.0%	$11,583	100.0%

Segment operating income (loss):
Marketing	$1,624	(302.4)%	$721	(160.2)%	$1,351	(51.3)%	$2,290	729.3%
Manufacturing	(1,342)	249.9%	(284)	63.1%	(2,371)	90.0%	(307)	(97.8)%

Total segment operating income (loss)	282	(52.5)%	437	(97.1)%	(1,020)	38.7%	1,983	631.5%
Corporate expense	(819)	152.5%	(887)	197.1%	(1,614)	61.3%	(1,669)	(531.5)%

Total operating income (loss)	$(537)	100.0%	$(450)	100.0%	$(2,634)	100.0%	$314	100.0%

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

            The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs. There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2001 or in the first six months of 2002.

            Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, the Company would be required to incur significant costs. As a result, the Company has no plans to expand the capacity of the Blue Island Plant.

Results of Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

            Revenues. Revenues decreased $41.6 million, or 39.3%, to $64.2 million for the three months ended June 30, 2002 from $105.8 million for the comparable prior year period. Revenues for the marketing segment decreased $42.4 million, or 42.6%, to $57.0 million for the quarter ended June 30, 2002 from $99.4 million for the comparable prior year period. The Company sold its Singapore subsidiary and JLM Terminals in 2001, which accounted for $45.6 million in revenues during the quarter ended June 30, 2001. The Company also experienced lower revenues from its marketing activities in the United States in the second quarter of 2002, primarily due to the sale in 2001 of a portion of its solvents distribution business. European marketing revenues decreased $3.3 million due to a decrease in volume, while export revenues from the United States increased $4.7 million due to a strong demand for product.

            Revenues for the manufacturing segment increased $0.7 million, or 11.5%, to $7.1 million for the second quarter 2002 from $6.4 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

            Gross Profit. Gross profit decreased approximately $1.1 million, or 21.6%, to $4.0 million for the three months ended June 30, 2002 from $5.1 million for the comparable prior year period. Gross profit from the marketing segment decreased $0.3 million to $4.0 million for the second quarter 2002 from $4.3 million for the comparable prior year quarter, a decrease of 5.7%. The sale of the Singapore subsidiary and JLM Terminals accounted for $1.2 million of the decrease.

            Gross profit from the manufacturing segment decreased $0.9 million, or 100.0%, to a gross loss of $12 thousand for the second quarter of 2002 from a gross profit of $0.9 million reported for the comparable prior year period. The decrease in manufacturing gross profit was the result of increases in raw material costs during the second quarter of 2002.

Selling, General and Administrative Expenses (SG&A). SG&A decreased $1.1 million, or 18.3%, to $4.5 million for the three months ended June 30, 2002 from $5.6 million for the comparable prior year period. The sale of the Singapore subsidiary and JLM Terminals accounted for $0.7 million of the decrease. The remainder of the decrease, $0.4 million, was primarily the result of reductions in personnel, office closings, and other cost savings initiatives implemented by management. As a percentage of revenues, SG&A increased to 7.0% of revenues for the second quarter of 2002 from 5.3% of revenues for the second quarter of 2001.

            Operating Income (Loss). Operating loss remained at $0.5 million for the three months ended June 30, 2002 and 2001.

            Interest Expense – Net. Interest expense, net of interest income, decreased $0.5 million to $0.4 million for the three months ended June 30, 2002 from $0.9 million for the comparable prior year period, primarily due to lower interest rates as a result of debt refinancings in June 2001.

            Other Income (Expense) – Net. Other income (expense) decreased $2.3 million to $0.5 million for the three months ended June 30, 2002 from $2.8 million for the comparable prior year period. In the second quarter of 2001, other income (expense) consisted primarily of gains on the sale of a portion of the solvents distribution business.

            Foreign Currency Exchange Gain (Loss). During the quarter ended June 30, 2002, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a gain on foreign currency exchange of $45 thousand as compared to a loss of $0.4 million for the comparable prior year period.

            Income Tax Provision (Benefit). The Company’s income tax provision (benefit) increased $0.7 million to a benefit of $0.2 million for the three months ended June 30, 2002 from a provision of $0.5 million for the comparable prior year period. The increase in the benefit for income taxes was primarily due to the increase in the operating loss.

            Net income (loss). Net income (loss) decreased by $0.9 million to net loss of $0.3 million for the three months ended June 30, 2002 from net income of $0.6 million in the comparable prior year period.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

            Revenues. Revenues decreased $113.0 million, or 50.9%, to $108.8 million for the six months ended June 30, 2002 from $221.8 million for the comparable prior year period. Revenues for the marketing segment decreased $113.5 million, or 54.3%, to $95.7 million for the six months ended June 30, 2002 from $209.2 million for the comparable prior year period. The Company sold its Singapore subsidiary and JLM Terminals in 2001, which accounted for $94.2 million in revenues during the six months ended June 30, 2001. The Company also experienced lower revenues from its marketing activities in the United States during the first six months of 2002, primarily due to the sale in 2001 of a portion of its solvents distribution business. European marketing revenues decreased $19.8 million due to a decrease in volume, while export revenues from the United States increased $7.0 million due to a strong demand for product.

            Revenues for the manufacturing segment increased $0.5 million, or 4.0%, to $13.1 million for the six months ended June 30, 2002 from $12.6 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

Gross Profit. Gross profit decreased approximately $5.5 million, or 47.0%, to $6.1 million for the six months ended June 30, 2002 from $11.6 million for the comparable prior year period. Gross profit from the marketing segment decreased $3.7 million to $5.9 million for the six months ended June 30, 2002 from $9.6 million for the comparable prior year quarter, a decrease of 39.1%. The sale of the Singapore subsidiary and JLM Terminals accounted for $3.1 million of the decrease.

Gross profit from the manufacturing segment decreased $1.6 million, or 85.9%, to $0.3 million for the six months ended June 30, 2002 from $1.9 million reported for the comparable prior year period. The decrease in manufacturing gross profit was the result of increases in raw material costs during the six months ended June 30, 2002.

            Selling, General and Administrative Expenses (SG&A). SG&A decreased $2.5 million, or 22.1%, to $8.8 million for the six months ended June 30, 2002 from $11.3 million for the comparable prior year period. The sale of the Singapore subsidiary and JLM Terminals accounted for $1.5 million of the decrease. The remainder of the decrease, $1.0 million, was primarily the result of reductions in personnel, office closings, and other cost savings initiatives implemented by management. As a percentage of revenues, SG&A increased to 8.1% of revenues for the six months ended June 30, 2002 from 5.1% of revenues for the six months ended June 30, 2001.

            Operating Income (Loss). Operating income (loss) decreased $2.9 million to an operating loss of $2.6 million for the six months ended June 30, 2002 from operating income of $0.3 million for the six months ended June 30, 2001.

            Interest Expense – Net. Interest expense, net of interest income, decreased $0.7 million to $0.8 million for the six months ended June 30, 2002 from $1.5 million for the comparable prior year period, primarily due to lower interest rates as a result of debt refinancings in June 2001.

            Other Income (Expense) – Net. Other income (expense) decreased $1.9 million to $0.9 million for the six months ended June 30, 2002 from $2.8 million for the comparable prior year period. In the first six months of 2001, other income (expense) consisted primarily of gains on the sale of a portion of the solvents distribution business.

            Foreign Currency Exchange Gain (Loss). During the six months ended June 30, 2002, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a gain on foreign currency exchange of $4 thousand as compared to a loss of $0.2 million for the comparable prior year period.

            Income Tax Provision (Benefit). The Company’s income tax provision (benefit) increased $1.5 million to a benefit of $1.0 million for the six months ended June 30, 2002 from a provision of $0.5 million for the comparable prior year period. The increase in the benefit for income taxes was primarily due to the increase in the operating loss.

            Net income (loss). Net income (loss) decreased by $2.4 million to net loss of $1.6 million for the six months ended June 30, 2002 from net income of $0.8 million in the comparable prior year period.

Liquidity and Capital Resources

Cash Flows

            Operating activities used approximately $0.7 million of cash during the six months ended June 30, 2002. Net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred used $1.5 million of cash. Changes in assets and liabilities provided approximately $0.8 million of cash. Investing activities utilized approximately $0.4 million of cash, primarily consisting of capital expenditures. Financing activities provided approximately $1.7 million of cash, primarily related to borrowings on the revolving line of credit.

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

            As of June 30, 2002, the Company did not meet a debt covenant as required by its term loan agreement. The Company has obtained a waiver of this covenant requirement, and has successfully negotiated a revision of the covenant requirements in the term loan agreement. The Company believes that it will be able to comply with the revised covenants for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

            There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

            The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

Item 4 – Submission of Matters to A Vote of Security Holders

               The Company’s Annual Meeting of Stockholders was held on June 12, 2002. The following business was transacted during the meeting:

1.	Election of Directors:		Votes For	Votes Withheld
	John L. Macdonald	Elected	7,683,759	14,295
	Walter M. Tarpley	Elected	7,683,759	14,295
	Sean D. Macdonald	Elected	7,683,759	14,295
	Jerry L. Weinstein	Elected	7,683,759	14,295
	Vincent J. Naimoli	Elected	7,683,759	14,295
	A. Gordon Tunstall	Elected	7,683,759	14,295
	Philip Sassower	Elected	7,683,759	14,295

2.	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2002 was approved. The Company received 7,606,684 votes For the proposal, 90,090 votes Against, and 1,280 votes Abstained from voting.

3.	The proposal to ratify the Company’s 2001 Employee Stock Purchase Plan was approved. The Company received 7,676,744 votes For the proposal, 18,830 votes Against, and 2,480 votes Abstained from voting.

4.	The proposal to transact such other business as may properly come before the Meeting and any adjournment was approved. The Company received 7,647,283 votes For the proposal, 46,891 votes Against, and 3,880 votes Abstained from voting.

Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

3.1   Articles of Incorporation, as amended.*

3.2   Form of Amended and Restated Articles of Incorporation.*

3.3   Bylaws.*

3.4   Form of Amended and Restated Bylaws.*

4.1   Form of Common Stock Certificate.*

B.   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

______________

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-27843), filed with the Securities and Exchange Commission on July 21, 1997.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLM INDUSTRIES, INC.
Dated: August 14, 2002	/s/ John L. Macdonald

John L. Macdonald President and Chief Executive Officer

Dated: August 14, 2002	/s/ Michael Molina

Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)