Form 10-Q
period 2002-09-30
JLM INDUSTRIES INC
filed 2002-11-18
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Class Common stock, par value $.01 per share	Outstanding at November 4, 2002 9,516,738

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$213	$229
Accounts Receivable:
Trade – net	28,203	25,568
Other	1,176	2,153
Inventories	12,988	10,964
Prepaid expenses and other current assets	854	1,878
Income tax receivable	—	177

Total current assets	43,434	40,969
Other investments	6,388	6,040
Property and equipment – net	19,252	19,931
Goodwill - net	7,396	7,396
Other intangibles - net	2,566	2,594
Other assets – net	6,660	7,033

Total assets	$85,696	$83,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$39,012	$34,268
Current portion of debt	2,935	3,456
Deferred revenue – current	502	544
Income taxes payable	104	—

Total current liabilities	42,553	38,268

Long-term debt	14,997	11,804
Deferred income taxes	2,154	3,298
Minority interest	665	731
Deferred revenue and other liabilities	2,649	2,997

Total liabilities	63,018	57,098

Stockholders’ Equity:
Preferred stock – authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock - $.01 par value; 30,000,000 shares authorized; 10,106,010 and 9,956,522shares issued, respectively	101	99
Additional paid-in capital	24,851	24,671
Retained earnings	3,506	8,311
Accumulated other comprehensive loss	(2,834)	(3,095)

	25,624	29,986
Less treasury stock at cost – 610,979 and 640,979 shares, respectively	(2,946)	(3,121)

Total stockholders’ equity	22,678	26,865

Total liabilities and stockholders’ equity	$85,696	$83,963

See Notes to Unaudited Condensed Consolidated Financial Statements.

JLM INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$63,211	$82,966	$172,020	$304,761
Cost of revenues	61,240	79,818	163,908	290,030

Gross profit	1,971	3,148	8,112	14,731
Selling, general and administrative expenses	4,400	5,696	13,175	16,965

Operating (loss)	(2,429)	(2,548)	(5,063)	(2,234)
Interest expense – net	(485)	(425)	(1,301)	(1,974)
Other income (expense) – net	(486)	1,632	383	4,387
Foreign currency exchange (loss) – net	(27)	(63)	(22)	(289)

Loss before minority interest and income tax provision (benefit)	(3,427)	(1,404)	(6,003)	(110)
Minority interest in income of subsidiary	45	25	66	25

Loss before income tax provision (benefit)	(3,382)	(1,379)	(5,937)	(85)
Income tax provision (benefit)
Current	(60)	(213)	11	150
Deferred	(97)	(24)	(1,143)	78

Total income tax provision (benefit)	(157)	(237)	(1,132)	228

Net (loss)	(3,225)	(1,142)	(4,805)	(313)
Other comprehensive income (loss)	(80)	(149)	261	(584)

Comprehensive (loss)	$(3,305)	$(1,291)	$(4,544)	$(897)

Basic and diluted (loss) per share	$(0.34)	$(0.13)	$(0.51)	$(0.04)

Weighted average shares outstanding	9,490,350	8,984,219	9,421,689	7,454,747
Diluted weighted average shares outstanding	9,490,350	8,984,219	9,421,689	7,454,747

See Notes to Unaudited Condensed Consolidated Financial Statements.

JLM INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,805)	$(313)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(1,143)	78
Minority interest in income of subsidiaries	(66)	(25)
Depreciation and amortization	2,077	2,886
Gain on sales of other investments	6	—
Stock issued in lieu of compensation	162	166
Debt and accrued interest forgiven in legal settlement	(231)	(1,957)
Loss on disposition of subsidiary	—	1,434
(Increase) decrease in assets:
Accounts receivable	(1,657)	7,575
Inventories	(2,024)	6,228
Prepaid expenses and other current assets	1,024	374
Income taxes receivable	177	—
Other assets	(48)	(395)
Other investments	(464)	176
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	4,929	(18,819)
Income taxes payable	103	(763)
Deferred revenue	(378)	(454)
Other liabilities	(13)	(2)

Net cash used in operating activities	(2,351)	(3,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	414	—
Purchase of other investments	(305)	—
Capital expenditures	(922)	(247)

Net cash used in investing activities	(813)	(247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	3,304	—
Net proceeds from debt	2,000	8,989
Principal payments of debt	(2,544)	(11,648)
Proceeds from sale of common stock	127	2,511

Net cash provided by financing activities	2,887	(148)
Effect of foreign exchange rates on cash	261	(585)

Net increase (decrease) in cash and cash equivalents	(16)	(4,791)
Cash and cash equivalents, beginning of period	229	6,873

Cash and cash equivalents, end of period	$213	$2,082

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and its cash flows for the respective three and nine months ended September 30, 2002 and 2001. Interim results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002.

         Other Comprehensive Income (Loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the respective balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three and nine months ended September 30, 2002 and 2001, respectively. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

         Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuation of amortization of goodwill on January 1, 2001, are as follows (in thousands except per share amounts):

	Three months ended	Nine months ended

	September 30, 2001

Reported net loss	$(1,142)	$(313)
Goodwill amortization, net of taxes	41	122

Adjusted net loss	$(1,101)	$(191)

Basic and diluted earnings per share as reported	$(0.13)	$(0.04)
Goodwill amortization, net of taxes	0.01	0.02

Pro forma	$(0.12)	$(0.02)

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

3.      Segment Data

         JLM’s business consists of a marketing and a manufacturing segment. JLM’s manufacturing segment consists of JLM Chemicals, Inc. JLM’s marketing segment includes its distribution, storage and terminalling operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The following schedule presents information about JLM’s operating segments and geographic locations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

INDUSTRY SEGMENT
Revenues:
Marketing	$54,511	$76,837	$150,183	$285,988
Manufacturing	8,700	6,129	21,837	18,773

	$63,211	$82,966	$172,020	$304,761

Intersegment revenues eliminated in consolidation – manufacturing segment	$2,739	$2,075	$6,398	$6,979

Operating Income (Loss):
Marketing	$(527)	$(1,372)	$824	$917
Manufacturing	(884)	(75)	(3,255)	(381)
Corporate	(1,018)	(1,101)	(2,632)	(2,770)

	$(2,429)	$(2,548)	$(5,063)	$(2,234)

Depreciation and Amortization:
Marketing	$195	$473	$573	$1,440
Manufacturing	471	448	1,439	1,341
Corporate	24	34	65	105

	$690	$955	$2,077	$2,886

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – Continued
(In thousands)

3.      Segment Data - continued

	Three Months Ended September 30,		Nine Months Ended September 30,

GEOGRAPHIC LOCATION	2002	2001	2002	2001

Revenues:
United States	$34,437	$21,969	$90,858	$82,062
Holland	21,408	17,023	58,804	71,561
Singapore	—	37,796	—	128,508
South Africa	5,270	4,604	16,618	16,693
Other nations	2,096	1,574	5,740	5,937

	$63,211	$82,966	$172,020	$304,761

Operating Income (Loss):
United States	$(1,582)	$(294)	$(3,274)	$(61)
Holland	78	(860)	233	(1,132)
Singapore	—	(393)	—	1,251
South Africa	188	88	682	253
Other nations	(95)	11	(72)	224
Corporate	(1,018)	(1,100)	(2,632)	(2,769)

	$(2,429)	$(2,548)	$(5,063)	$(2,234)

	September 30, 2002	December 31, 2001

Identifiable Assets:
Marketing	$44,565	$47,744
Manufacturing	22,494	21,429
Corporate	18,637	14,790

	$85,696	$83,963

4.      Net loss per share

         Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options throughout the majority of the three and nine months ended September 30, 2002 and 2001. During the three and nine months ended September 30, 2002 the effect of these securities was antidilutive.

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – Continued
(In thousands)

5.      Other investments

         Included in other investments, is the Company’s 49% interest in Quimicos La Barraca, C.A. (“Quibarca”), which is accounted for using the equity method. The Company’s equity in earnings (losses) during the three and nine months ended September 30, 2002 was approximately $(403,000) and $313,000, respectively. The Company’s equity in earnings during the three and nine months ended September 30, 2001 was approximately $56,000 and $155,000, respectively. The Company’s investment in Quibarca totaled approximately $4,045,000 at September 30, 2002 and $3,732,000 at December 31, 2001.

         The following summarizes the assets, liabilities and partners’ capital of Quibarca at:

	September 30, 2002	December 31, 2001

Assets:
Current	$5,901	$6,937
Noncurrent	1,162	1,477

Total assets	$7,063	$8,414

Liabilities and partners’ capital
Current liabilities	$2,402	$4,046
Partners’ capital	4,661	4,368

Total liabilities and partners’ capital	$7,063	$8,414

         The following summarizes revenues, cost of revenues, and net income of Quibarca for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$2,808	$3,430	$7,600	$9,362
Cost of revenue	2,223	2,850	6,010	7,680
Net income (loss)	(823)	115	639	316

JLM INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – Continued
(In thousands)

6.      Debt

         On August 26, 2002, two of the Company’s subsidiaries, JLM Realty, Inc. (“JLM Realty”) and JLM Industries (South Africa) (Proprietary) Limited (“JLM SA”), entered into a $2.0 million secured loan (the “Secured Loan”) with The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the “Trust”) which matures on December 31, 2002. Philip S. Sassower is a director of the Company and a co-trustee of the Trust. The Secured Loan bears interest at a rate per annum equal to the interest rate applicable to the amounts due by the Company under the Term Debt Facility with GATX Capital Corporation, and shall be adjusted from time to time in the same manner as the interest rate under the Term Debt Facility. The Company ’s subsidiary JLM Chemicals, Inc. (“JLM Chemicals”) has guaranteed the payment and performance by JLM Realty and JLM SA of the Secured Loan and related indebtedness. The guaranty of JLM Chemicals is not effective unless any consents of senior lenders of the Company, JLM Chemicals, JLM Realty or JLM SA that are required in order for JLM Chemicals to make the guaranty without breach of any Company or Company subsidiary obligations to such lenders are obtained. As of September 30, 2002, The Trust had elected not to require JLM Chemicals to seek such senior lender consents, and the guaranty was not effective. As collateral for indebtedness under the Secured Loan: (i) JLM SA granted the Trust a first priority security interest and lien on all of its tangible and intangible property, including but not limited to, equipment, receivables, general intangibles, personal property and records; and (ii) JLM Realty granted the Trust a first lien on certain undeveloped real property located in New Hanover County, North Carolina. If and when the JLM Chemicals guaranty becomes effective, it is secured by a subordinate security interest in and lien on JLM Chemicals’ equipment, inventory, fixtures, vehicles, consumer goods and improvements located at the Company’s Blue Island, Illinois manufacturing facility.

         The obligations of JLM Realty and JLM SA under the Secured Loan are joint and several and the principal balance due under the Secured Loan may be prepaid in whole or in part at any time without penalty. As of September 30, 2002, the outstanding principal balance due under the Secured Loan was $2.0 million.

         In connection with the Secured Loan, the Company issued warrants to the Trust to purchase up to 1,666,666 shares of the Company’s common stock (the “Trust Warrants”) at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. If the Secured Loan and accrued interest are not repaid in full at maturity the Trust Warrants will become exercisable at the rate of 208.333 shares of the Company’s common stock for every $1,000 of the principal balance of the Secured Loan outstanding on the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The Trust Warrants will expire on December 31, 2007. If the Secured Loan and accrued interest are repaid in full on or prior to maturity, the Trust Warrants will terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the Trust Warrants. As of September 30, 2002, none of the Trust Warrants had become exercisable.

         The terms of the Secured Loan also provide that in the event that the Secured Loan and accrued interest are not repaid in full on or prior to December 31, 2003, the Trust has the option to convert all or any portion of the outstanding principal balance of the Secured Loan into shares of the Company’s common stock at a conversion price equal to $1.20 per share, subject to adjustment for certain dilutive events.

         As of September 30, 2002, the Company did not meet a net worth debt covenant as required by its revolving credit agreement. The Company has obtained a waiver of this covenant requirement. The Company believes that it will be able to comply with the covenant for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

           As of September 30, 2002, the Company did not meet a debt covenant as required by its term loan agreement. The Company has obtained a waiver of this covenant requirement, and has successfully negotiated a revision of the covenant requirements in the term loan agreement. The Company believes that it will be able to comply with the revised covenants for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
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

         A majority of the Company’s revenue is derived from the sale of commodity chemicals, which have prices that are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. Raw material pricing declined in 2001, leading to some recovery of the Company’s operating margins. Gross margins were negatively impacted during the first nine months of 2002 due to rising raw material costs.

         During the third quarter of 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. (“JLM Terminals”) and all of the outstanding stock of JLM Asia Pte, Ltd. (“JLM Asia”). During the second quarter of 2001, the Company also sold a portion of JLM Marketing’s solvents distribution business in the United States. As a result of these transactions, the Company expects the trend of lower revenues, gross profits, and expenses to continue.

         Set forth below, for the periods indicated, is certain unaudited information regarding the contributions by the marketing and manufacturing segments to the Company’s revenues, gross profit, operating income, gross margin and operating margin. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

Segment revenues:
Marketing	$54,511	86.2%	$76,837	92.6%	$150,183	87.3%	$285,988	93.8%
Manufacturing	8,700	13.8%	6,129	7.4%	21,837	12.7%	18,773	6.2%

Total segment revenues	$63,211	100.0%	$82,966	100.0%	$172,020	100.0%	$304,761	100.0%

Segment gross profit (loss):
Marketing	$1,818	92.2%	$2,102	66.8%	$7,684	94.7%	$11,739	79.7%
Manufacturing	153	7.8%	1,046	33.2%	428	5.3%	2,992	20.3%

Total segment gross profit	$1,971	100.0%	$3,148	100.0%	$8,112	100.0%	$14,731	100.0%

Segment operating income (loss):
Marketing	$(527)	21.7%	$(1,372)	53.8%	$824	(16.3)%	$917	(41.0)%
Manufacturing	(884)	36.4%	(75)	2.9%	(3,255)	64.3%	(381)	17.0%

Total segment operating income (loss)	(1,411)	58.1%	(1,447)	56.7%	(2,431)	48.0%	536	(24.0)%
Corporate expense	(1,018)	41.9%	(1,101)	43.3%	(2,632)	52.0%	(2,770)	124.0%

Total operating loss	$(2,429)	100.0%	$(2,548)	100.0%	$(5,063)	100.0%	$(2,234)	100.0%

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

         The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs. There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2001 or in the first nine months of 2002.

         Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, the Company would be required to incur significant costs. As a result, the Company has no plans to expand the capacity of the Blue Island Plant.

Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

         Revenues. Revenues decreased $19.8 million, or 23.8%, to $63.2 million for the three months ended September 30, 2002 from $83.0 million for the comparable prior year period. Revenues for the marketing segment decreased $22.3 million, or 29.1%, to $54.5 million for the quarter ended September 30, 2002 from $76.8 million for the comparable prior year period. The Company sold its Singapore subsidiary and JLM Terminals in 2001, which accounted for $38.4 million in revenues during the quarter ended September 30, 2001. The Company also experienced higher revenues from its marketing activities in the United States in the third quarter of 2002, primarily due to increases in volume. European marketing revenues increased $4.4 million due to an increase in volume, while export revenues from the United States increased $6.7 million due to a strong demand for product.

         Revenues for the manufacturing segment increased $2.6 million, or 41.9%, to $8.7 million for the third quarter 2002 from $6.1 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to volume increases.

         Gross Profit. Gross profit decreased approximately $1.2 million, or 37.4%, to $2.0 million for the three months ended September 30, 2002 from $3.2 million for the comparable prior year period.Gross profit from the marketing segment decreased $0.3 million to $1.8 million for the third quarter 2002 from $2.1 million for the comparable prior year quarter, a decrease of 13.5%. The sale of the Singapore subsidiary and JLM Terminals accounted for $0.4 million of the decrease.

         Gross profit from the manufacturing segment decreased $0.9 million, or 85.4%, to $0.1 million for the third quarter of 2002 from a gross profit of $1.0 million reported for the comparable prior year period. The decrease in manufacturing gross profit was the result of increases in raw material costs during the third quarter of 2002.

         Selling, General and Administrative Expenses (SG&A). SG&A decreased $1.3 million, or 22.8%, to $4.4 million for the three months ended September 30, 2002 from $5.7 million for the comparable prior year period. The sale of the Singapore subsidiary and JLM Terminals accounted for $0.4 million of the decrease. The remainder of the decrease, $0.9 million, was primarily the result of reductions in personnel, office closings, and other cost savings initiatives implemented by management. As a percentage of revenues, SG&A increased to 7.0% of revenues for the third quarter of 2002 from 6.9% of revenues for the third quarter of 2001.

         Operating Loss. Operating loss decreased $0.1 million to $2.4 million for the three months ended September 30, 2002 from $2.5 million for the comparable prior year period.

         Interest Expense – Net. Interest expense, net of interest income, increased $0.1 million to $0.5 million for the three months ended September 30, 2002 from $0.4 million for the comparable prior year period, primarily due to additional borrowings in 2002.

         Other Income (Expense) – Net. Other income (expense) decreased $2.1 million to other expense of $(0.5) million for the three months ended September 30, 2002 from other income of $1.6 million for the comparable prior year period. In the third quarter of 2001, other income (expense) consisted primarily of a gain from the settlement of a lawsuit and the loss on the sale of the Singapore subsidiary.

         Foreign Currency Exchange Gain (Loss). During the quarter ended September 30, 2002, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $27 thousand as compared to a loss of $63 thousand for the comparable prior year period.

         Income Tax Provision (Benefit). The Company’s income tax provision (benefit) was the same at $0.2 million for the three months ended September 30, 2002 and the comparable prior year period. The effective income tax rates differ from period to period and from statutory rates due in part to the income tax effects of the sale of the Singapore subsidiary in 2001 and the creation of a valuation allowance on a portion of the net operating losses generated in 2002.

         Net loss. Net loss increased by $2.1 million to net loss of $3.2 million for the three months ended September 30, 2002 from a net loss of $1.1 million in the comparable prior year period.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

         Revenues. Revenues decreased $132.7 million, or 43.6%, to $172.0 million for the nine months ended September 30, 2002 from $304.7 million for the comparable prior year period. Revenues for the marketing segment decreased $135.8 million, or 47.5%, to $150.2 million for the nine months ended September 30, 2002 from $286.0 million for the comparable prior year period. The Company sold its Singapore subsidiary and JLM Terminals in 2001, which accounted for $132.5 million in revenues during the nine months ended September 30, 2001. The Company also experienced lower revenues from its marketing activities in the United States during the first nine months of 2002, primarily due to the sale in 2001 of a portion of its solvents distribution business.

European marketing revenues decreased $16.4 million due to a decrease in volume, while export revenues from the United States increased $13.4 million due to a strong demand for product.

         Revenues for the manufacturing segment increased $3.1 million, or 16.3%, to $21.8 million for the nine months ended September 30, 2002 from $18.7 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to volume increases.

         Gross Profit. Gross profit decreased approximately $6.6 million, or 44.9%, to $8.1 million for the nine months ended September 30, 2002 from $14.7 million for the comparable prior year period.Gross profit from the marketing segment decreased $4.0 million to $7.7 million for the nine months ended September 30, 2002 from $11.7 million for the comparable prior year quarter, a decrease of 34.5%. The sale of the Singapore subsidiary and JLM Terminals accounted for $3.4 million of the decrease.

         Gross profit from the manufacturing segment decreased $2.6 million, or 85.7%, to $0.4 million for the nine months ended September 30, 2002 from $3.0 million reported for the comparable prior year period. The decrease in manufacturing gross profit was the result of increases in raw material costs during the nine months ended September 30, 2002.

         Selling, General and Administrative Expenses (SG&A). SG&A decreased $3.8 million, or 22.3%, to $13.2 million for the nine months ended September 30, 2002 from $17.0 million for the comparable prior year period. The sale of the Singapore subsidiary and JLM Terminals accounted for $2.2 million of the decrease. The remainder of the decrease, $1.6 million, was primarily the result of reductions in personnel, office closings, and other cost savings initiatives implemented by management. As a percentage of revenues, SG&A increased to 7.7% of revenues for the nine months ended September 30, 2002 from 5.6% of revenues for the nine months ended September 30, 2001.

         Operating Loss. Operating loss increased $2.8 million to an operating loss of $5.1 million for the nine months ended September 30, 2002 from an operating loss of $2.2 million for the nine months ended September 30, 2001.

         Interest Expense – Net. Interest expense, net of interest income, decreased $0.7 million to $1.3 million for the nine months ended September 30, 2002 from $2.0 million for the comparable prior year period, primarily due to lower interest rates as a result of debt refinancings in June 2001.

         Other Income (Expense) – Net. Other income (expense) decreased $4.0 million to $0.4 million for the nine months ended September 30, 2002 from $4.4 million for the comparable prior year period. In the first nine months of 2001, other income (expense) consisted primarily of gains on the sale of a portion of the solvents distribution business, gains from a lawsuit settlement, and the loss on the sale of the Singapore subsidiary.

         Foreign Currency Exchange Gain (Loss). During the nine months ended September 30, 2002, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $22 thousand as compared to a loss of $0.3 million for the comparable prior year period.

         Income Tax Provision (Benefit). The Company’s income tax provision (benefit) increased $1.3 million to a benefit of $1.1 million for the nine months ended September 30, 2002 from a provision of $0.2 million for the comparable prior year period. The increase in the benefit for income taxes was primarily due to the increase in the operating loss, and taxes incurred on the sale of the

Singapore subsidiary in 2001. The effective income tax rates differ from period to period and from statutory rates due in part to the income tax effects of the sale of the Singapore subsidiary in 2001 and the creation of a valuation allowance on a portion of the net operating losses generated in 2002.

         Net loss. Net loss increased by $4.5 million to a net loss of $4.8 million for the nine months ended September 30, 2002 from a net loss of $0.3 million in the comparable prior year period.

Liquidity and Capital Resources

Cash Flows

         Operating activities used approximately $2.4 million of cash during the nine months ended September 30, 2002. Net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred used $4.0 million of cash. Changes in assets and liabilities provided approximately $1.6 million of cash. Investing activities utilized approximately $0.8 million of cash, primarily consisting of capital expenditures. Financing activities provided approximately $2.9 million of cash primarily related the proceeds of the secured loan and to borrowings on the revolving line of credit.

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

Credit Facilities

         On August 26, 2002, two of the Company’s subsidiaries, JLM Realty, Inc. (“JLM Realty”) and JLM Industries (South Africa) (Proprietary) Limited (“JLM SA”), entered into a $2.0 million secured loan (the “Secured Loan”) with The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the “Trust”) which matures on December 31, 2002. Philip S. Sassower is a director of the Company and a co-trustee of the Trust. The Secured Loan bears interest at a rate per annum equal to the interest rate applicable to the amounts due by the Company under the Term Debt Facility with GATX Capital Corporation, and shall be adjusted from time to time in the same manner as the interest rate under the Term Debt Facility. The Company’s subsidiary JLM Chemicals, Inc. (“ JLM Chemicals”) has guaranteed the payment and performance by JLM Realty and JLM SA of the Secured Loan and related indebtedness. The guaranty of JLM Chemicals is not effective unless any consents of senior lenders of the Company, JLM Chemicals, JLM Realty or JLM SA that are required in order for JLM Chemicals to make the guaranty without breach of any Company or Company subsidiary obligations to such lenders are obtained. As of September 30, 2002, The Trust had elected not to require JLM Chemicals to seeksuch senior lender consents, and the guaranty was not effective. As collateral for indebtedness under the Secured Loan: (i) JLM SA granted the Trust a first priority security interest and lien on all of its tangible and intangible property, including but not limited to, equipment, receivables, general intangibles, personal property and records; and (ii) JLM Realty granted the Trust a first lien on certain undeveloped real property located in New

Hanover County, North Carolina. If and when the JLM Chemicals guaranty becomes effective, it is secured by a subordinate security interest in and lien on JLM Chemicals’ equipment, inventory, fixtures, vehicles, consumer goods and improvements located at the Company’s Blue Island, Illinois manufacturing facility.

         The obligations of JLM Realty and JLM SA under the Secured Loan are joint and several and the principal balance due under the Secured Loan may be prepaid in whole or in part at any time without penalty. As of September 30, 2002, the outstanding principal balance due under the Secured Loan was $2.0 million.

         In connection with the Secured Loan, the Company issued warrants to the Trust to purchase up to 1,666,666 shares of the Company’s common stock (the “Trust Warrants”) at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. If the Secured Loan and accrued interest are not repaid in full at maturity the Trust Warrants will become exercisable at the rate of 208.333 shares of the Company’s common stock for every $1,000 of the principal balance of the Secured Loan outstanding on the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The Trust Warrants will expire on December 31, 2007. If the Secured Loan and accrued interest are repaid in full on or prior to maturity, the Trust Warrants will terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the Trust Warrants. As of September 30, 2002, none of the Trust Warrants had become exercisable.

         The terms of the Secured Loan also provide that in the event that the Secured Loan and accrued interest are not repaid in full on or prior to December 31, 2003, the Trust has the option to convert all or any portion of the outstanding principal balance of the Secured Loan into shares of the Company’s common stock at a conversion price equal to $1.20 per share, subject to adjustment for certain dilutive events.

         As of September 30, 2002, the Company did not meet a net worth debt covenant as required by its revolving credit agreement. The Company has obtained a waiver of this covenant requirement. The Company believes that it will be able to comply with the covenant for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

           As of September 30, 2002, the Company did not meet a debt covenant as required by its term loan agreement. The Company has obtained a waiver of this covenant requirement, and has successfully negotiated a revision of the covenant requirements in the term loan agreement. The Company believes that it will be able to comply with the revised covenants for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4 – Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

Item 6 - Exhibits and Reports on Form 8-K

A.       Exhibits

3.1	Articles of Incorporation, as amended.*

3.2	Form of Amended and Restated Articles of Incorporation.*

3.3	Bylaws.*

3.4	Form of Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.*

10.1	Secured Promissory Note, dated August 26, 2002, by and among, JLM Realty, Inc., JLM Industries (South Africa)(Proprietary) Limited and The Philip S. Sassower 1996 Charitable Remainder Annuity Trust.

10.2	Security Agreement and Guaranty, dated August 26, 2002, by and among, JLM Industries (South Africa)(Proprietary) Limited, JLM Chemicals, Inc, and The Philip S. Sassower 1996 Charitable Remainder Annuity Trust.

10.3	Warrant to purchase shares of common stock of the Company held by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, dated August 26, 2002.

10.4	Deed of trust, dated August 26, 2002, made by JLM Realty, Inc. as grantor, to James L. Seay, Jr., as trustee, for the benefit of The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, as beneficiary.

B.       Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

______________

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-27843), filed with the Securities and Exchange Commission on July 21, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLM Industries, Inc.
Dated: November 18, 2002	/s/ JOHN L. MACDONALD

John L. Macdonald President and Chief Executive Officer

Dated: November 18, 2002	/s/ MICHAEL MOLINA

Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification

I, John L. Macdonald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JLM Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002	/s/ JOHN L. MACDONALD

John L. Macdonald President and Chief Executive Officer

Certification

I, Michael Molina, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JLM Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002	/s/ MICHAEL MOLINA

Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)