Form 10-K
period 2002-12-31
JLM INDUSTRIES INC
filed 2003-04-15
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant at March 31, 2003 was $4,250,308 based upon the last reported sale price of the Common Stock as reported by the NASDAQ National Market. The number of shares of the registrant’s Common Stock outstanding at March 31, 2003 was 9,587,127.

JLM INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

An index of Exhibits to this Annual Report on Form 10-K begins on page 76.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11 and 13 of Part III of this Report is hereby incorporated by reference from the Company’s definitive proxy statement or will be contained in an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission (the “Commission”) not later than April 30, 2003.

Forward Looking Information

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include: the cyclical nature of the worldwide chemical market; the possibility of excess capacity; fluctuations in the cost and availability of raw material; the political and economic uncertainties associated with international operations; fluctuations of foreign currency exchange; the ability to dispose of various non-core assets and operations; the risks associated with potential acquisitions and the ability to implement other features of the Company’s business strategy.

PART I

ITEM 1.    BUSINESS

Business Overview

JLM Industries, Inc. and subsidiaries (“JLM” or the “Company”) is a leading global marketer and distributor of performance chemicals, olefins, and specialty plastics. The Company is one of the largest chemical distributors in North America and a manufacturer and merchant marketer of phenol and acetone. The Company maintains long-term supplier relationships with many global chemical companies, manufactures phenol and acetone at its phenol plant in Blue Island, IL (the “Blue Island Plant”), and seeks to add new product capabilities through distribution agreements and acquisition and investment opportunities. In addition to seeking to strengthening its position in its core chemical businesses, the Company plans to expand its capabilities in specialty chemicals and plastics. The Company sells its products worldwide to over 1,000 customers, including major global companies such as Ashland Chemical, B.F. Goodrich, Celanese AG, DuPont, Eli Lilly, 3M and Shell Chemicals.

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

Since 1986, the Company has grown by expanding its product sourcing arrangements and product offerings, acquiring manufacturing and terminal facilities and providing superior customer service and product quality and availability. Significant events include (i) its investment in 1987 in the Mt. Vernon Partnership, (ii) the formation in 1992 of Olefins Terminal Corporation (“OTC”), (iii) the acquisition of the JLM Terminals in 1992 and (iv) the acquisition of the Blue Island Plant in 1995. In addition, the Company entered into its first exclusive marketing agreement with Sasol Chemical Industries (PTY) Ltd. (South Africa) (“SasolChem”) in 1987, and began its expansion into the international markets with the opening of offices in Canada in 1987, Venezuela in 1992, Western Europe in 1995 and Eastern Europe and the Far East in 1998. In recent years, the Company expanded its business both domestically and internationally through the acquisitions of Browning Chemical Corporation (“Browning”), Inquinosa International S.A. (“Inquinosa”), Tolson Holland B.V., Tolson Transports B.V. and Tolson Asia LTD (the “Tolson Group”), ICI PLC’s Colours and Industrial Chemical Division of ICI South Africa, and a majority of the shares of ICI South Africa Mozambique and Société Financière d’ Entreposage et de Commerce International de l’ Alcool, SA’s (“Sofecia”) USA industrial ethyl Alcohol distribution business, and the joint initiative with Sasol Solvents (Sasol) for marketing ethyl alcohol (ethanol) in North America. Through the acquisition of Browning, the Company diversified into the domestic inorganic chemical distribution business, which was synergistic with the Company’s current infrastructure. The new business not only expanded the Company’s product mix but also added increased margins. Inquinosa has contributed to JLM’s ability to be a niche player in the agrochemical sector. The acquisition of the ethanol business from Sofecia further enhanced JLM’s ability to provide a broad range of pure and formulated ethanol to core markets and key customer partners.

During 2001, the Company completed a series of transactions to sell “non-core” assets in order to reduce its long-term debt and increase working capital, thus enabling the Company to refocus its efforts running its core business. These transactions consisted of selling a portion of the JLM Marketing solvents distribution business in the United States to Sasol North America, the sale of substantially all of the assets of JLM Terminals, Inc., a wholly-owned subsidiary of the Company, and the sale of all the issued and outstanding shares of JLM Chemicals Asia Pte., Ltd. (“JLM Asia”), a wholly-owned subsidiary of the Company. The Company continues to evaluate options for the disposal of various non-core assets and operations from time to time.

Industry Overview

Phenol

Phenol is produced through the oxidation of cumene, which is produced from propylene and benzene. Acetone is produced as a co-product during this manufacturing process in the approximate ratio of 0.6 pounds of acetone for every 1.0 pound of phenol. Over 80% of global acetone production is produced as a co-product in the manufacture of phenol and, as a result, phenol demand largely determines acetone production levels. The markets for phenol and acetone are cyclical and sensitive to changes in the balance between supply and demand, the price of feedstocks and the level of general economic activity.

According to industry sources, current world phenol capacity is approximately 17.2 billion pounds (6.3 billion pounds in North America). The two largest end markets for phenol are phenolic resins, which is the Company’s only market for phenol, and bisphenol A (“BPA”). Phenolic resins are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, and account for approximately 27% of total phenol demand. BPA is used as a raw material in the manufacture of high performance plastics such as those used in automobiles, household appliances, electronics and protective coatings applications. Phenol, for the production of BPA, requires a greater degree of purification and is produced almost exclusively by manufacturers of BPA for their internal consumption. Any phenol not consumed internally by such manufacturers generally is sold to other end users. The Company believes sales of excess phenol by BPA producers will be relatively limited as the demand for BPA continues to increase.

Acetone

The largest end market for acetone is as a raw material in the production of methyl methacrylate (“MMA”), which is used as a chemical intermediate to produce acrylic sheeting and other chemical products, and as an ingredient for surface coating resins for the automotive and construction markets. Acetone is also used as a raw material in the production of BPA and as an industrial solvent.

The U.S. Federal government has exempted acetone from all regulations as a volatile organic compound. All states with the exception of Hawaii and certain parts of California have followed the Federal government’s ruling.

Propylene

According to industry sources, current world propylene production is approximately 110 billion pounds. Over 50% of globally produced propylene is used in the manufacture of polypropylene which, in turn, is used primarily in plastic film and molded parts in consumer items, including automobile components, brushes, carpeting, rope and tape.

Business Strategy

The Company’s principal objective is to continue to expand the number of sources and breadth of its chemical and engineered resins products and the markets in which it distributes these products to enhance its position as a leading supplier to the worldwide chemical and plastics industries. Key elements of the Company’s business strategy include:

•	Expand Sources of Supply through Joint Ventures, Acquisitions and Strategic Relationships. The Company seeks to identify and capitalize on domestic and international opportunities to expand sources of products in, or consistent with, its core business. These opportunities include joint ventures, acquisitions and strategic relationships.

•	Increase Sales of Existing Products; Add New Products. The Company seeks to develop its existing relationships and establish new relationships to increase the overall volume and types of products it distributes by (i) increasing the amount distributed by the Company of an existing supplier’s output of a given chemical, (ii) distributing additional products for existing suppliers and (iii) adding new chemical producers to its supplier base. During 2001, the Company entered into an agreement with Solpetroleo to market their line of alcohols and ketones in North America, South America, Central America, and Europe. In 2001, the Company entered into an agreement with Repsol to market their high purity propylene glycol USP and kosher grade products in North America. Also in 2001, the Company began to market plastic specialty products through strategic relationships with plastic manufacturers. In 2000, the Company acquired the ethanol business of Sofecia to provide a broad range of pure and formulated ethanol to JLM’s core markets and key customer markets. Also in 2000, the Company entered the engineered resins distribution business by negotiating a long-term exclusive distribution agreement with Gharda Chemicals of Bombay, India to market their line of high-performance polymer products in North, Central and South America. In late 2000, JLM acquired specialty distributor Franklin Polymers to expand its supplier and customer base.

•	Continue International Expansion. The Company currently has international operations in South America, Europe (including Spain, Turkey and the Czech Republic), Mexico, China and South Africa. JLM intends to continue to utilize its chemical market experience, distribution and logistics capabilities and industry relationships to increase its international presence, although the Company may determine that certain international operations are non-core assets that should be disposed of. In 2001, the Company entered into a joint venture agreement in Turkey with a Turkish ship owner who operates chemical tankers mainly in the Mediterranean and Black Sea regions. The joint venture provides a strategic relationship with respect to product availability, flexibility and pricing.

•	Continue to Provide Superior Customer Service. JLM has focused on providing superior customer service and believes it is well positioned to take advantage of current trends within the chemical industry as chemical producers continue to outsource their logistics operations and reduce the number of outside distributors used. The Company provides sourcing, inventory and logistics solutions for its customers and endeavors to provide both its customers and suppliers with a superior level of service.

Products and Customers

JLM markets more than 400 chemical products to over 1,000 customers worldwide. Set forth below is certain information about the Company’s sales of acetone, phenol, propylene and certain other products, including representative customers for such products.

Acetone

In 2002, JLM distributed approximately 274 million pounds of acetone, of which approximately 86.4% was sourced from the Blue Island Plant and the Mt. Vernon Plant. The largest end market application of acetone is as a raw material in the production of MMA, an important chemical intermediate used to make aircraft windows, lighting fixtures, medical/dental parts, storm doors and taillight lenses. Additional end market applications for acetone include adhesives, pharmaceuticals, solvents, paints and plastics. JLM’s acetone customers include Ashland, Chemcentral, PPG Industries, the 3M Corporation, and Rohm & Haas.

Phenol

In 2002, the Company distributed approximately 109 million pounds of phenol, which was predominately sourced from the Blue Island Plant. The two largest end market applications for phenol are phenolic resins, which are used in adhesives and bonding agents in plywood and other forest products, and BPA. JLM’s phenol customers include, Tembee, Dynea Plenco and the 3M Corporation.

Propylene

The largest end market application for propylene is as a raw material in the production of polypropylene which is used in the manufacture of appliance parts, automobile components, brushes, carpeting, rope and tape. Propylene is also used in the production of foams for furniture, insulation, elastomers, molded goods and pharmaceuticals. The Company also markets other olefins, including butadiene and ethylene. The Company’s olefins customers include DuPont, Exxon Corporation (“Exxon”), General Electric (“GE”) and Goodyear. JLM’s propylene customers include Borealis Exploration Limited (“Borealis”), DSM and Dow Chemical Corporation (“Dow Chemical”).

Other Products

In addition to acetone, phenol and propylene, the Company markets and distributes other commodity, inorganic, plastics, and specialty chemicals including acetophenone, benzoic acid, butadiene, cumene, DDVP, esters, ethylene, fumaric acid, ketones, lindane, methanol and various grades of formulated ethanol. Some of JLM’s customers for these products include BASF Corp., Dow Chemical, DSM, Goodyear, Valspar, PPG Industries Inc., and Repsol, S.A. (Spain) (“Repsol”).

During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10% of the Company’s revenues.

Manufacturing and Product Sourcing

In order to support its worldwide marketing and distribution capabilities, the Company seeks to acquire assets and establish relationships to provide consistent and reliable sources of products. JLM sources a majority of its products distributed in North America from its Blue Island Plant and the Mt. Vernon Plant.

Blue Island Plant

The Company manufactures cumene, phenol, acetone and certain co-products including alpha methyl styrene (“AMS”) and acetophenone at the Blue Island Plant. The Blue Island Plant has an annual manufacturing capacity of approximately 145 million pounds of cumene, 95 million pounds of phenol, 58 million pounds of acetone, 5 million pounds of AMS and 1 million pounds of acetophenone. The phenol produced at the Blue Island Plant can only be used in the production of phenolic resins and not in the production of BPA.

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

Since 1997, the Blue Island Plant has utilized a state-of-the-art UOP zeolite catalyst to produce cumene, the key raw material used to manufacture phenol and acetone. This process has improved the efficiency, profitability and quality of the cumene production and has eliminated the need to purchase supplemental cumene from outside sources. Additionally, the new technology has improved the purity of the Company’s AMS and, as a result, the Company’s average margin for AMS increased significantly.

Mt. Vernon Partnership

In addition to its ownership of the Blue Island Plant, JLM participates in a manufacturing joint venture with GE and an affiliate of CITGO (the “Mt. Vernon Partnership”) which owns and operates a phenol plant in Mt. Vernon, IN (the “Mt. Vernon Plant”). The Company owns a 2.0% partnership interest in the Mt. Vernon Partnership, an Indiana limited partnership, that was formed to purchase the Mt. Vernon Plant from GE in November 1987. The Company’s principal purpose for entering into the partnership was to secure a long-term source of supply for acetone. In 1988, the Company entered into a long-term acetone sales agreement with the Mt. Vernon Partnership. Under the terms of the acetone agreement, the Company is obligated through the year 2003, and thereafter unless the agreement is terminated upon prior notice, to purchase all of the acetone produced at the Mt. Vernon Plant and not consumed by GE Petrochemicals, Inc. (“GE”). The agreement further provides that the Mt. Vernon Partnership cannot terminate the agreement as long as JLM is a partner in the Mt. Vernon Partnership. The initial term of this agreement expired in 2002, was renewed in 2003, and will continue thereafter for successive one-year terms unless one year’s notice is otherwise provided by either party.

The Company has successfully marketed all the acetone offered under this agreement and believes that it will be able to do so in the future. Since 1994, the Company has sourced, on average, approximately 225 million pounds of acetone annually from the Mt. Vernon Plant. In 1996, the amount of acetone available to JLM from the Mt. Vernon Plant was reduced by approximately 15 million pounds. Over the next four years, the amount of acetone available to JLM was further reduced by approximately 35 to 40 million pounds as a result of increased consumption by GE Plastics. Through improvement in operating efficiency the Mt. Vernon plant has increased their acetone output, thereby offsetting increased internal consumption.

Under the terms of the partnership agreement for the Mt. Vernon Partnership, the management of the business and affairs of the partnership is controlled by the partners owning at least 66.0% of the partnership interests. The Mt. Vernon Partnership has entered into an operation and maintenance agreement with GE pursuant to which GE manages, operates and maintains the Mt. Vernon Plant. The partnership agreement generally provides GE with the right, at any time, to require the sale of JLM’s interest in the Mt. Vernon Partnership to a third party selected by GE and the right, after December 31, 2008, to directly purchase JLM’s interest in the partnership.

Supplier Relationships

In addition to its manufacturing facility and joint venture, JLM sources its products through established supplier relationships with many of the largest and most well-known chemical companies worldwide. Suppliers to JLM include Lyondell Chemicals, Repsol, Premcor, and Solpetroleo. The structure of the Company’s relationships with its outside suppliers helps the Company mitigate the impact of cyclical market fluctuations in product supply and price to which typical spot traders or distributors are exposed. In a majority of JLM’s supply contracts, the purchase price paid by JLM is not determined until after JLM sells the product and is generally based on a fixed percentage profit per unit of product sold. In contrast, the typical spot trader or distributor may agree to a fixed purchase price prior to the sale, taking the market risk of effecting a successful resale of the product. In addition, spot traders do not typically enter into long-term supply contracts or relationships, thereby reducing their ability to service the needs of both customers and suppliers.

Storage

The Company maintains inventory at strategic locations worldwide. The Company believes its storage facilities will be adequate for the Company’s current and anticipated near-term needs. Should the need arise for substantial amounts of additional storage facilities in the future, the Company does not currently anticipate any material difficulties in obtaining sufficient new storage facilities through purchase or lease at commercially reasonable rates. The Company also operates a fleet of more than 125 rail cars and has long-term working relationships with a number of national barge lines and tank truck carriers. See “Properties.”

Sales and Marketing

Until the acquisition of Browning in 1998, the Company historically focused primarily on bulk quantity sales (generally in truckload lots) of commodity chemicals to over 1,000 customers worldwide in a broad range of industries. With the acquisition of Browning, the Company now services an additional 400 customers in the U.S. primarily in the inorganic sector, generally selling in smaller quantities. Individual salespersons are assigned principal responsibility for specific supplier or customer relationships and for specific products. In addition, each salesperson is required to be familiar with all of the Company’s products, suppliers and customers. Therefore, the Company believes it is able to respond to customer and supplier needs as well as to take advantage of changing market conditions more effectively than its competitors.

JLM has offices in the U.S., Canada, the Netherlands, Venezuela, Colombia, the Czech Republic, South Africa, Spain, Turkey, and Azerbaijan. JLM also has an alliance with a distributor in Spain and operates through agency relationships in Italy, Brazil, Peru, Mexico and Taiwan.

In 1997, the Company purchased a 25% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminaling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. In the first quarter of fiscal 2001, the Company made the decision to wind down the operations of JLM Siam. During 2000, when the Company had estimated that the anticipated future undiscounted cash flows would be insufficient to recover the carrying value of the Company’s investment, the Company wrote off this investment and recorded a loss on impairment.

In 2002, approximately 18% of the Company’s domestic marketing revenues were from sales of specialty chemicals. Prices for specialty chemicals are generally subject to smaller fluctuations than are those for commodity chemicals, and specialty chemical sales generally carry higher gross margins. In establishing supply and distribution relationships in specialty chemicals, the Company attempts to leverage existing relationships and knowledge of the needs and objectives of both suppliers and customers.

The Company’s position as a volume marketer, combined with JLM’s knowledge of customer and supplier needs and objectives, affords opportunities to effect product exchanges. Engaging in product exchange transactions allows the Company to provide solutions to customers and suppliers and take advantage of identified market trends. The Company’s ability to engage in exchange transactions is enhanced by its terminal and storage capabilities that also enable the Company to build inventory to take advantage of market trends.

In its olefins marketing activities, JLM focuses on the international marketing of olefin petrochemical gases that require specialized shipping, handling and storage. The Company’s olefins marketing activities to date have been largely trading oriented. However, the Company has developed long-term relationships with essential industry participants and its access to terminal and storage facilities will enable the Company to become a volume marketer of olefins globally. The Company has long-term supply and sales contracts with a number of major olefins producers and consumers in North America, South America, Europe and Asia. For example, the Company has supply relationships with Repsol to source butadiene for the U.S. and with Copene Petroguimicade Nordente S.A., Equistar, and Enterprise to export propylene from South America and the the U.S. Some of the Company’s significant olefins customers include Dow Chemical, DuPont, Exxon Mobil, GE, Goodyear, BP Amoco, Basell and Borealis.

Competition

The Company operates in a highly competitive industry. Many of the Company’s competitors have significantly greater financial, production and other resources than the Company. Many of the Company’s competitors are large, integrated chemical manufacturers, some of whom have their own basic raw material resources. The Company competes to a lesser extent with certain chemical distribution companies and chemical traders.

The Company competes in its marketing and distribution activities by providing superior customer service. In the opinion of the Company, the key elements of effective customer service include reliable and timely delivery of products, satisfying customer needs for quality, quantity and competitive pricing. The Company’s long-term supplier relationships, terminal and storage facilities, transportation capabilities and industry and product knowledge support the Company’s efforts to provide superior customer service. In addition, the Blue Island Plant’s Midwest location gives it significant freight cost advantages in selling to its customers in the Midwest over its competitors’ production facilities located in the Southeast.

Employees

As of December 31, 2002, the Company had 163 full-time employees. Of these, 80 employees were in management and administration, 58 in sales and marketing and 25 in production and distribution. Approximately 25 of the Company’s employees at the Blue Island Plant are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union. This agreement expires on October 31, 2004. The Company considers its relations with both its union and non-union employees to be satisfactory.

Environmental Regulation

The Company and its operations are subject to federal, state, local and foreign environmental laws, rules, regulations and ordinances concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials (“Environmental Laws”). Compliance with such Environmental Laws may result in significant capital expenditures by the Company. Moreover, under certain Environmental Laws, the Company may be liable for remediation of contamination at certain of its current and former properties. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1990, as amended (“CERCLA”), and similar state laws, the Company and prior owners and operators of the Company’s properties may be liable for the costs of removal or remediation of certain hazardous or toxic materials on, under or emanating from the properties, regardless of their knowledge of, or responsibility for, the presence of such materials. CERCLA and similar state laws also impose liability for investigation, cleanup costs and damage to natural resources on persons who dispose of or arrange for the disposal of hazardous substances at third-party sites. In addition, under the Resource Conservation and Recovery Act of 1976 (“RCRA”), the holder of a permit to treat or store hazardous waste can be required to remediate environmental pollution from solid waste management areas at the permitted facility regardless of when the contamination occurred.

Elevated levels of certain petroleum-related substances, organic chemicals and metals have been detected in groundwater and/or soils at the Company’s former Wilmington, North Carolina terminal facilities, which the Company sold in October 2001. In 1998, the Company assumed from Union Oil Company of California, the prior owner of the site, the implementation of state approved remedial action plans to address onsite petroleum contamination at some of its terminal facilities. No significant cleanup activities have been conducted at the North Carolina terminal facilities since the Company acquired them in 1992 and 1998. Although the Wilmington, North Carolina terminal was sold in October 2001 and the purchaser assumed liability for costs of clean-up and other remedial activities, the Company remains subject to certain liabilities under Environmental Laws with respect to the facilities, which may cause the Company to incur costs which could be material.

Risk Factors

An investment in the Company’s common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the following risk factors, as well as the other information contained elsewhere or incorporated by reference in this Annual Report. If any of the following risks actually occur, the Company’s business could be materially harmed.

Worldwide chemical markets are cyclical and excess production capacity may cause chemical prices to decline and adversely affect the Company’s operations.

Sales of commodity chemicals such as acetone and phenol account for a substantial portion of the Company’s revenues. The markets for commodity chemicals are cyclical. This cyclicality primarily results from changes in the balance between supply and demand, the price of feedstocks and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply resulting in generally rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and generally declining prices and profit margins. In 2000, 2001 and 2002, the Company experienced losses due to excess production which resulted in oversupply and lower prices. Although the Company believes that the supply of phenol will not increase, the Company cannot predict with any certainty whether the markets for acetone and phenol will favorably impact the Company’s operations or whether the Company will be profitable if a shift in the market causes prices to decline and profit margins for these products to shrink.

If the cost of raw materials increases or the availability of raw materials decreases, the Company’s costs could increase and the Company’s business could be harmed.

In 2002, approximately 12.0% of the Company’s revenues were derived from the sale of products that the Company manufactures. An adequate supply of raw materials at competitive prices is critical to the economic success of the Company’s manufacturing operations. The Company does not produce propylene and benzene, the key raw materials used for the production of cumene, the primary feedstock for the production of acetone and phenol. Currently, the Company obtains propylene and benzene from a number of suppliers under supply contracts at market rates. The Company believes that there are a number of alternative sources of supply for propylene and benzene. However, if the Company’s current propylene suppliers were unable to meet their supply obligations to the Company, the Company could be required to incur increased costs for propylene and benzene which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s ability to pass on increases in raw material prices to the Company’s customers is, to a large extent, dependent on market conditions and is limited because the commodity nature of certain chemicals the Company manufactures restricts its ability to increase prices. There may be periods of time in which the Company does not recover increases in raw material prices. If the Company is unable to increase the selling prices of its products due to weak demand for or oversupply of such products, it will not be able to recover such increases in raw material prices. Therefore, increases in raw material prices could have a material adverse effect on its results of operations and financial condition.

Because of the cyclical nature of chemical prices, fluctuations in the selling price of chemicals associated with the Company’s distribution supply contracts may increase the Company’s costs and reduce profits.

Certain products the Company distributes are obtained through supply relationships with other chemical producers. Typically, the Company’s supply contracts have one-year terms with provisions that automatically renew the contracts for additional one-year terms unless notice of termination is provided (which notice may be, under certain agreements, as short as 30 days). The Company has long-established relationships with many of its suppliers. The Company cannot predict whether its relationships or agreements with its suppliers will be terminated and, if terminated, whether they can be replaced.

Due to the cyclical nature of the prices of many of the commodity chemical products that it distributes, the Company tries to enter into distribution agreements with external suppliers that provide it with a fixed percentage profit per unit volume of product or otherwise reduce its exposure to fluctuations in the selling price of the products it distributes for other manufacturers. The Company is unable to predict whether it will be able to enter into contracts in the future that provide similar protection against price volatility. The Company’s inability to do so could have a material adverse effect on the Company’s results of operations and financial condition. In addition, some of the Company’s agreements with its suppliers require the Company to purchase a minimum amount of chemical product or to pay certain agreed upon amounts for such minimum quantities if not taken. These agreements expose the Company to financial risk and could require the Company to expend significant amounts of capital without receiving corresponding revenues which could have a material adverse effect on its results of operations and financial condition.

Because a significant portion of the Company’s revenues are derived from international sales, uncertain political, economic or military conditions in other countries where the Company operates or intends to expand its operations could materially disrupt its business.

In 2002, approximately 42.8% of the Company’s revenues were attributable to operations conducted abroad and to export sales. In certain countries where it currently operates or sells products, the Company may be subject to certain political, economic or military conditions, including labor unrest, political instability, restrictions on transfers of funds, high export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments and potentially adverse tax consequences. The Company cannot predict whether any of these events will occur and if they do occur, whether they will have a material adverse effect on the Company’s business.

Because the Company’s business is affected by changes in currency markets, fluctuations in foreign currency exchange rates may adversely affect the Company’s results of operations.

A portion of the Company’s revenues is denominated in currencies other than the U.S. dollar because the Company’s foreign subsidiaries operate in their local currencies. Accordingly, the Company’s results of operations and financial condition may be affected by fluctuations in the exchange rates between such currencies and the U.S. dollar. Moreover, the Company may incur costs in connection with conversions between currencies. From time to time, the Company purchases short-term forward exchange contracts to hedge payments that are in a currency other than the local currency. The purpose of entering into these short-term forward exchange contracts is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Certain increases or decreases in these payments are then offset by gains or losses on the related short-term forward exchange contracts. The Company has, in the past, entered into fixed financial contracts on certain of the Company’s raw materials for use in the Company’s manufacturing segment. Exchange rate fluctuations or foreign exchange contracts may have a material adverse effect on the Company’s results of operations and financial condition.

If the Company loses any of its significant customers, it could have a material adverse effect on its financial condition.

During each of the past three years, no single distribution relationship, customer or group of affiliated customers has accounted for more than 10% of the Company’s revenues. However, a small number of the Company’s customers historically have accounted for a significant percentage of its sales of acetone and phenol. If the Company loses one or more of these significant customers it could have a material adverse effect on the Company’s results of operations and financial condition. In the past, the Company has not experienced significant difficulties in replacing the sales volumes accounted for by the periodic loss of significant customers. However, the Company is unable to predict whether the historic levels of business from current customers will be maintained in the future or whether such customers could be replaced quickly enough to avoid adversely impacting the Company’s revenues and profitability.

If the Company is unable to successfully implement its business strategy, the Company’s results of operations and financial condition could be harmed.

Although the Company experienced a period of rapid growth since its inception, the Company has experienced a period of contraction over the past three years. The Company’s continued growth largely depends on the successful implementation of its business strategy. The Company is unable to predict whether it will be able to successfully implement its business strategy or whether, if implemented, such strategy will be successful. If the Company is unable to implement its business strategy and resume growth, its results of operations and financial condition could be adversely affected.

The Company has substantial outstanding indebtedness, which could adversely affect its financial condition.

As of December 31, 2002, JLM’s total consolidated debt (including current maturities) is approximately 113% of stockholders’ equity. The degree to which the Company is leveraged could have important consequences, because: a substantial portion of its cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; the Company’s ability to obtain additional financing in the future may be impaired; the Company may be more highly leveraged than some of its competitors, which may place the Company at a competitive disadvantage; the Company’s flexibility in planning for, or reacting to, changes in the business and industry may be limited; it may make the Company more vulnerable in the event of a downturn in the Company’s business, its industry or the economy in general; and the Company is more vulnerable to interest rate fluctuations because a significant portion of its debt is subject to variable interest rates.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to it under credit facilities in an amount sufficient to enable the Company to pay its debt or to fund other liquidity needs. The Company may need to refinance all or a portion of its debt on or before maturity. The Company may not be able to refinance any of its debt, including any credit facilities, on commercially reasonable terms or at all.

Because the Company is subject to various environmental laws and compliance with these laws may entail significant costs, the Company’s compliance with environmental laws may adversely affect its operations.

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

The Company operates in a highly competitive industry. Many of the Company’s competitors have significantly greater financial, production and other resources than the Company. Many of its competitors are large, integrated chemical manufacturers, some of whom have their own basic raw material resources. The Company competes to a lesser extent with certain chemical distribution companies and chemical traders. Barriers to entry in the industry, apart from capital availability, may be low, particularly with respect to commodity products. The entrance of new competitors in the industry, including companies who currently serve as the Company’s suppliers, may reduce the Company’s ability to maintain current sales or price levels. The Company’s competitive position is based principally on customer service and support, breadth of product line, product quality, facility location and the selling prices of its products. The Company’s commercial opportunity may be reduced or eliminated if its competitors market their products more effectively than the Company or if they develop and market products that are more useful or less expensive than the Company’s products. The Company cannot predict whether it will have sufficient resources to maintain its current competitive position or market share.

If the Company loses members of its senior management or key personnel, its business could be harmed.

The Company’s future success largely depends on the efforts and abilities of its senior management and certain other key personnel, particularly John L. Macdonald, its founder, President and Chief Executive Officer. The Company’s success will depend in large part on its ability to retain these individuals and other current members of its senior management team and to attract and retain qualified personnel in the future. The Company’s loss of one or more members of senior management or key employees or its inability to attract or retain other qualified employees could have an adverse impact on its results of operations and financial condition.

Concentration of ownership of the Company’s common stock in its existing principal stockholder may prevent other stockholders from influencing significant corporate decisions.

As of March 31, 2003, John L. Macdonald, the Company’s President and Chief Executive Officer, beneficially owned, in the aggregate, approximately 43.0% of the Company’s issued and outstanding shares. As a result, Mr. Macdonald effectively has the ability to determine the outcome of important matters submitted to the Company’s stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets.

The Company’s common stock may be delisted by NASDAQ if it fails to meet the continued listing criteria, and as a result, the price of the Company’s stock could decline.

The Company’s common stock is publicly traded on The NASDAQ National Market. The market price of the Company’s common stock may be significantly affected by such factors as its operating results, changes in any earnings estimates publicly announced by the Company or by analysts, announcements of significant business developments by the Company or its competitors and various factors affecting the overall economic environment. In addition, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the fundamentals or operating performance of such companies. These market conditions may adversely affect the market price of the Company’s common stock.

In the past, the Company has failed to comply with one or more of the maintenance criteria for continued listing of its common stock on The Nasdaq National Market. On February 20, 2003 and March 6, 2003 the Company received notices from the NASDAQ National Market that: (i) its common stock had failed to maintain a minimum market value of public float of $5,000,000 over the previous 30 consecutive trading days as required by NASDAQ Marketplace Rule 4450(a)(2); and (ii) its common stock had failed to maintain a minimum per share bid price of $1.00 as required by NASDAQ Marketplace Rule 4450a)(5). NASDAQ Staff notified the Company that its common stock would be subject to delisting from the NASDAQ National Market unless, in the 90 days prior to May 21, 2003: (i) the market value of public float was at least $5,000,000 for a minimum of ten consecutive trading days; and (ii) the bid price of the Company’s common stock closes at at least $1.00 per share for a minimum of ten consecutive trading days. The date for compliance was subsequently extended to September 2, 2003 pursuant to Rule 4450(e)(2).

If the Company fails to maintain any of The Nasdaq National Market’s continued listing requirements, the Company’s common stock would in all likelihood be delisted and transferred to the Nasdaq SmallCap Market (provided that the Company meets all requirements for listing on the Nasdaq SmallCap Market and evidences an ability to sustain long term compliance) or the OTC Bulletin Board. If the Company’s common stock is delisted from The Nasdaq National Market or if the Company fails to meet the requirements for listing on the Nasdaq SmallCap Market, it could adversely affect the market price of the Company’s common stock and impair the Company’s ability to raise capital.

Anti-takeover provisions in the Company’s charter documents and Delaware law may deter an acquisition of the Company and could limit the price investors might be willing to pay in the future for the Company’s common stock.

Certain provisions of the Company’s certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire or control, or of discouraging a third party from attempting to acquire or control, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock. These provisions (i) allow only the board of directors, the chairman of the board of directors or the chief executive officer to call special meetings of the stockholders, (ii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings, (iii) generally authorize the issuance of one or more classes of “blank check” preferred stock, with such designations, rights and preferences as may be determined from time to time by the board of directors and (iv) require approval of holders of 80% of the outstanding voting power to amend or repeal items (i) and (ii) above. If the Company issues preferred stock, it could decrease the amount of earnings and assets available for distribution to the holders of the Company’s common stock or could adversely affect the rights and powers, including the voting rights, of such holders. In certain circumstances, it could have the effect of decreasing the market price of the Company’s common stock.

ITEM 2.    PROPERTIES

The following table sets forth certain information as of December 31, 2002, relating to the Company’s principal facilities:

Facility	Principal Activities; Location	Approximate Square Feet	Owned/Leased
Corporate Headquarters	Administration Headquarters; Tampa, Florida	25,000	Owned	(1)

Blue Island Plant	Manufacturing; Blue Island, Illinois	958,000	Owned	(2)

North American Sales Offices	Blue Island, Illinois Toronto, Canada	* *	Owned Leased	(2)

International Sales Offices

Rotterdam, Netherlands

Cagua, Venezuela

Mexico City, Mexico

Bogota, Columbia

Andhra Pradesh, India

Istanbul, Turkey

Madrid, Spain

Prague, Czech Republic

Johannesburg, South Africa

Maputo, Mozambique

Baku, Azerbaijan

		* * * * * * * * * * *	Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased
JLM Realty	Wilmington, North Carolina	*	Owned	(3)

*	Less than 25,000 square feet
(1)	As collateral for a $1.9 million credit agreement entered into with SouthTrust Bank (“SouthTrust”), the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto.
(2)	As security for the borrowing under the Company’s $7.1 million term loan with GATX Capital Corporation (“GATX”), the Company granted GATX a first lien on real property located at the Company’s Blue Island, Illinois manufacturing facility.
(3)	As security for the borrowing under the Company’s $2.0 million loan from The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, JLM Realty granted the trust a first lien on the Company’s real property located in Wilmington, North Carolina.

ITEM 3.    LEGAL PROCEEDINGS

During 2002, a vendor of Inquinosa, the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,499,000 at current exchange rates) as of April 7, 2003. This amount represents the total potential liability for these guarantees at December 31, 2002. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($514,000 at current exchange rates) as of April 7, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Other than the action above, the Company is not a party to any legal proceedings, other than ordinary and routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year covered by this Report.

Part II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the NASDAQ National Market under the symbol “JLMI”. As of March 31, 2003 there were 116 stockholders of record. The following table sets forth the quarterly high and low sale prices of JLM’s common stock during 2001 and 2002 on the NASDAQ National Market:

2001	High	Low
First Quarter	$3.00	$1.25
Second Quarter	3.52	1.17
Third Quarter	3.50	1.50
Fourth Quarter	3.13	1.39

2002
First Quarter	2.00	1.12
Second Quarter	1.92	1.30
Third Quarter	1.55	0.30
Fourth Quarter	1.45	0.82

On February 20, 2003 and March 6, 2003 the Company received notices from the NASDAQ National Market that: (i) its common stock had failed to maintain a minimum market value of public float of $5,000,000 over the previous 30 consecutive trading days as required by NASDAQ Marketplace Rule 4450(a)(2); and (ii) its common stock had failed to maintain a minimum per share bid price of $1.00 as required by NASDAQ Marketplace Rule 4450a)(5). NASDAQ Staff notified the Company that its common stock would be subject to delisting from the NASDAQ National Market unless, in the 90 days prior to May 21, 2003: (i) the market value of public float was at least $5,000,000 for a minimum of ten consecutive trading days; and (ii) the bid price of the Company’s common stock closes at at least $1.00 per share for a minimum of ten consecutive trading days. The date for compliance was subsequently extended to September 2, 2003 pursuant to Rule 4450(e)(2).

To date, the Company has not paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for future operations and expansion of the Company’s business. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Furthermore, JLM Industries, Inc. and its subsidiaries are restricted from paying dividends under certain credit agreements to which they are a party (see Note 8 of Notes to Consolidated Financial Statements).

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 with respect to the compensation plans (including individual compensation arrangements) under which shares of Common Stock of the Company are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Plans Approved by Security Holders	238,100	5.71	511,900
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	238,100	5.71	511,900

Recent Sales of Unregistered Securities

In connection with the $2.0 million secured loan (the “Secured Loan”) made by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the “Trust”) on August 26, 2002, the Company issued warrants to the Trust (for no additional consideration) to purchase up to 1,666,666 shares of the Company’s Common Stock at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. The issuance of the warrants did not involve a public offering and was based on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the Secured Loan.

If the Secured Loan and accrued interest are not repaid in full at maturity the warrants will become exercisable at the rate of 208.333 shares of Common Stock for every $1,000 of the principal balance of the Secured Loan outstanding on each of the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The warrants will expire on December 31, 2007. If the Secured Loan and accrued interest are repaid in full on or prior to maturity, the warrants will terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the warrants. As of December 31, 2002, 104,166 of the warrants had become exercisable, and none had been exercised.

The terms of the Secured Loan also provide that in the event that the Secured Loan and accrued interest are not repaid in full on or prior to December 31, 2003, the Trust has the option to convert all or any portion of the outstanding principal balance of the Secured Loan into shares of Common Stock at a conversion price equal to $1.20 per share, subject to adjustment for certain dilutive events. For more information regarding the Secured Loan see Note 8 of the Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Revenues	$305,735	$332,698	$434,458	$340,227	$241,464
Gross profit	34,706	21,440	21,670	17,653	13,156
Operating income (loss)	11,062	(3,192)	(3,581)	(5,858)	(5,476)
Income (loss) from continuing operations before cumulative effect of accounting change	4,901	(3,541)	(8,296)	(2,990)	(5,428)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.70	$(0.53)	$(1.26)	$(0.35)	$(0.57)
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.70	$(0.53)	$(1.26)	$(0.35)	$(0.57)
Basic and diluted weighted average shares outstanding	7,038	6,665	6,568	8,562	9,451
Other Financial Data:
Depreciation and amortization	$3,671	$4,046	$3,893	$3,821	$2,817
Balance Sheet Data:
Working capital (deficit)	$16,057	$18,216	$(906)	$2,700	$1,318
Total assets	102,726	139,483	136,380	83,963	89,708
Total debt	17,048	27,776	21,414	15,260	17,824
Total stockholders’ equity	42,351	37,202	27,930	26,865	15,716
Cash Flow Information:
Operating activities	$6,109	$3,276	$12,134	$(9,820)	$(380)
Investing activities	(5,910)	(13,186)	808	6,677	(968)
Financing activities	(3,083)	9,964	(6,532)	(1,879)	2,739
Capital expenditures	1,102	2,204	1,548	592	1,028
Effect of Change in Accounting Principle (1):
Net income (loss)	$(834)	—	—	—	$(6,249)
Basic and diluted earnings per share	(0.12)	—	—	—	(0.66)

(1)	During 2000, the Company changed its accounting principle used for certain inventories from last-in, first-out, to first-in, first-out. The Company’s prior year financial statements have been retroactively restated to reflect this change. During 2002, the Company changed its accounting principle used to account for goodwill from amortizing goodwill to reviewing goodwill for impairment, as required by Statement No. 142.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Selected Consolidated Financial Information” and the Consolidated Financial Statements of the Company and the Notes thereto included in this Annual Report. In particular, for information regarding the Company’s operations in different industry segments and geographic locations see Note 18 of Notes to Consolidated Financial Statements.

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

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for its products or the price for which they can be sold, the Company may be required to record adjustments in order to reflect the inventory at the lower of cost or market, and the gross margin could be adversely affected.

Other investments are primarily investments in partnerships. JLM accounts for the majority of its investments in partnerships on the equity basis and, accordingly, records its respective share of profits and losses that are allocated in accordance with the partnership agreements. Changes in market conditions could result in investment impairment.

The carrying values of long-lived assets, including property and equipment, other intangibles and investments, are reviewed for impairment whenever events or changes in circumstances indicate that there may be indicators of impairment.

The carrying value of goodwill is reviewed not less than annually for impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The net book value of each of the Company’s segments is generally based upon specific identification. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 19 – Segment Information. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

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

A majority of the Company’s revenue is derived from the sale of commodity chemicals, prices for which are subject to cyclical fluctuations. The Company endeavors to enter into supply contracts that provide a fixed percentage profit per unit of product sold. During the second half of 1998 through the first quarter 2000, the Company’s performance was negatively impacted by the petrochemical down cycle in which both overall pricing and margins accelerated downward. Pricing pressure on manufactured products, specifically phenol, continued during the period coupled with substantial increases in raw material feedstock costs. Beginning in the second quarter 2000, major U.S. phenol/acetone producers, including the Company, announced price increases that became effective April 1, 2000. In addition, raw materials costs began dropping in the second half of 2000. Raw material pricing has continued to decline in 2001, leading to some recovery of the Company’s operating margins. During the third quarter of 2002, raw material prices began to rise, which reduced the Company’s operating margins.

Set forth below, for the periods indicated, is certain information regarding the contributions by the marketing and manufacturing segments to the Company’s revenues, gross profit, operating income, gross margin and operating margin. Results for any one or more periods are not necessarily indicative of continuing trends.

As a Percentage of Segment Revenues

	Years Ended December 31,
	2002	2001	2000
Gross profit:
Marketing	5.1%	4.4%	4.8%
Manufacturing	8.3%	15.4%	8.6%
Total gross profit	5.5%	5.2%	5.0%
Segment operating income (loss):
Marketing	0.5%	(0.2)%	0.7%
Manufacturing	(9.4)%	(5.2)%	(8.8)%
Total segment operating income (loss)	(0.7)%	(0.6)%	0.2%

	Year Ended December 31,
	2002		2001		2000
	(in thousands, except percentages)
Revenues:
Marketing	$212,081	87.8%	$316,171	92.9%	$410,524	94.5%
Manufacturing	29,383	12.2%	24,056	7.1%	23,934	5.5%

Total revenues	$241,464	100.0%	$340,227	100.0%	$434,458	100.0%

Gross profit:
Marketing	$10,729	81.6%	$13,945	79.0%	$19,602	90.5%
Manufacturing	2,427	18.4%	3,708	21.0%	2,068	9.5%

Total gross profit	$13,156	100.0%	$17,653	100.0%	$21,670	100.0%

Segment operating income (loss):
Marketing	$1,028	(18.8)%	$(778)	13.3%	$2,910	(81.3)%
Manufacturing	(2,747)	50.2%	(1,254)	21.4%	(2,116)	59.1%

Total segment operating loss	(1,719)	31.4%	(2,032)	34.7%	794	(22.2)%
Corporate expense	(3,757)	68.6%	(3,826)	65.3%	(4,375)	122.2%

Total operating loss	$(5,476)	100.0%	$(5,858)	100.0%	$(3,581)	100.0%

Identifiable Assets:
Marketing	$45,779		$47,744		$96,495
Manufacturing	25,143		21,429		24,667
Corporate	18,786		14,790		15,218

Total identifiable assets	$89,708		$83,963		$136,380

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

The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs (see Note 2 of Notes to Consolidated Financial Statements). There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2002, 2001 and 2000.

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

The Company’s former Venezuelan operation incurred losses which generated net operating loss carryforwards (“NOLs”) and, based on Venezuelan tax regulations, these NOLs may be carried forward for three years. The Company purchased approximately $3.8 million of net operating loss carryforwards in Holland, through the acquisition of Tolson, that can be carried forward indefinitely. During 2002, 2001, and 2000 respectively, the Holland operation generated approximately $367,000, $2,100,000, and $386,000 respectively, of income on which there will be no income taxes payable either currently or in the future due to the purchased NOL carryforwards. However, the utilization of the acquired tax credits results in deferred tax expense being recognized of approximately $129,000 in 2002, $735,000 in 2001, and $135,000 in 2000. In general, foreign losses are not deductible for U.S. federal income tax purposes and as a result cannot be offset against U.S. pre-tax profits.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Revenues decreased $98.7 million, or 29.0%, to $241.5 million for the year ended December 31, 2002 from $340.2 million for the prior year. Revenues for the marketing segment decreased $104.1 million, or 32.9%, to $212.1 million for the year ended December 31, 2002 from $316.2 million for the prior year. The Company sold its Singapore subsidiary and JLM Terminals in 2001, which accounted for $132.6 million in revenues for the year ending December 31, 2001. The Company experienced higher revenues from its marketing activities in the United States in 2002, primarily due to price increases. In addition, there were lower revenues from the Company’s Holland subsidiary primarily due to a decrease in volume. Revenues for the manufacturing segment increased $5.4 million, or 22.1%, to $29.4 million for the year ended December 31, 2002 from $24.0 million for the prior year. The increase in manufacturing segment revenues was due primarily to increases in phenol selling prices.

Gross Profit.    Gross profit decreased approximately $4.4 million, or 25.5%, to $13.2 million for the year ended December 31, 2002 from $17.7 million for prior year. Gross profit from the marketing segment decreased $3.2 million to $10.7 million for the year ended December 31, 2002 from $13.9 million for the prior year, a decrease of 23.0%. The sale of the Singapore subsidiary and JLM Terminals accounted for $3.5 million of the decrease. The decrease in gross profit was offset by higher gross profits from the Company’s marketing activities in the United States.

Gross profit from the manufacturing segment decreased $1.3 million to $2.4 million for the year ended December 31, 2002 from $3.7 million for the prior year. The decrease in manufacturing gross profit was the result of higher costs of raw materials.

Selling, General and Administrative Expenses (SG&A).    SG&A decreased $4.9 million, or 20.8%, to $18.6 million for the year ended December 31, 2002 from $23.5 million for the prior year. The sale of the Singapore subsidiary and JLM Terminals accounted for $3.5 million of the decrease. The remainder of the decrease, $1.4 million, was primarily the result of reductions in personnel, office closings and other cost savings initiatives implemented by management. As a percentage of revenues, SG&A increased to 7.7% of revenues for the year ended December 31, 2002 from 5.2% of revenues for the prior year.

Operating Loss.    Operating loss decreased by $0.5 million to an operating loss of $5.4 million for the year ended December 31, 2002 from an operating loss of $5.9 million for the prior year.

Interest Expense—Net.    Interest expense, net of interest income, decreased $0.9 million to interest expense, net of interest income, of $1.9 million for the year ended December 31, 2002 as compared to $2.8 million for the prior year primarily due to decreases in interest rates. The Company completed a refinancing in the second quarter of 2001, and accordingly, anticipates lower interest expense. (See “Liquidity and Capital Resources—Refinancings and Credit Facilities”).

Other Income—Net.    Other income decreased $6.6 million to $0.4 million for the year ended December 31, 2002 from $7.0 million for the prior year. The decrease was primarily attributable to a gain of $2.9 million on the sale of the Company’s solvents distribution business in the United States in the second quarter of 2001, a settlement of a lawsuit in the amount of $3.0 million in the third quarter of 2001, and a $3.7 million gain on the sale of the JLM Terminals property in the forth quarter 2001. These gains were partially offset by a $1.4 million loss relating to the sale of JLM Asia in 2001.

Foreign Currency Exchange Loss—Net.    During the year ended December 31, 2002, although the Company experienced a strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar, foreign currency exchange losses decreased $0.2 million to a loss of $0.2 million for the year ended December 31, 2002 as compared to a loss of $0.4 million for the prior year. This was primarily the result of the use of short-term forward exchange contracts to offset the impact of currency fluctuations on certain transactions denominated in a currency other than a subsidiary’s functional currency.

Income Tax Provision (Benefit).    The Company’s income tax benefit for the year ended December 31, 2002 rose $2.4 million to an income tax benefit of $1.4 million from an income tax provision of $1.0 million for the prior year. The increase in the Company’s income tax benefit was primarily attributable to income taxes incurred in 2001 on a gain of $2.9 million on the sale of a portion of the Company’s solvents distribution business in the United States, the lawsuit settlement in the amount of $3.0 million, and from permanent tax differences arising during the year.

Loss before cumulative effect of accounting change.    Loss before cumulative effect of accounting change increased by $2.4 million to a net loss of $5.4 million for the year ended December 31, 2002 from a net loss of $3.0 million in the prior year.

Cumulative effect of accounting change.    Cumulative effect of accounting change is $6.2 million due to the Company adopting SFAS No.142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

Net loss.    Net loss increased by $8.7 million to a net loss of $11.7 million for the year ended December 31, 2002 from a net loss of $3.0 million in the prior year.

Other Comprehensive Income (Loss).    Other comprehensive income (loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective years. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Net other comprehensive income (loss) increased by $1.1 million to $0.1 million for the year ended December 31, 2002 from a comprehensive loss of $1.2 million in the prior year.

Comprehensive income (loss).    Comprehensive loss, including the effect of other comprehensive income (loss), increased by $7.5 million to a comprehensive loss of $11.6 million for the year ended December 31, 2002 from a comprehensive loss of $4.1 million for the prior year.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Revenues decreased $94.3 million, or 21.7%, to $340.2 million for the year ended December 31, 2001 from $434.5 million for the prior year. Revenues for the marketing segment decreased $94.3 million, or 23.0%, to $316.2 million for the year ended December 31, 2001 from $410.5 million for the prior year. The Company experienced lower revenues from its marketing activities in the United States in 2001, primarily due to the sale in 2001 of a portion of its solvents distribution business. In addition, there were lower revenues from the Company’s Holland subsidiary primarily due to a decrease in volume. These decreases in marketing revenues were partially offset by an increase in revenue from the Company’s Singapore subsidiary. Revenues for the manufacturing segment increased $0.1 million, or 0.5%, to $24.1 million for the year ended December 31, 2001 from $23.9 million for the prior year. The increase in manufacturing segment revenues was due primarily to increases in phenol selling prices. Revenues for JLM Terminals for the years ended December 31, 2001 and 2000 were $1.7 million and $2.0 million, respectively. Revenues for JLM Asia for the years ended December 31, 2001 and 2000 were $131.0 million and $111.9 million, respectively. Both of these entities were sold in October 2001 and were included in the marketing segment.

Gross Profit.    Gross profit decreased approximately $4.0 million, or 18.4%, to $17.7 million for the year ended December 31, 2001 from $21.7 million for prior year. Gross profit from the marketing segment decreased $5.7 million to $13.9 million for the year ended December 31, 2001 from $19.6 million for the prior year, a decrease of 29.1%. The decrease in gross profit was primarily due to lower gross profits from the Company’s marketing activities in the United States due to the sale in 2001 of a portion of its solvents distribution business and decreased sales and gross profits from its Holland subsidiary.

Gross profit from the manufacturing segment increased $1.6 million to $3.7 million for the year ended December 31, 2001 from $2.1 million for the prior year. The increase in manufacturing gross profit was the result of higher selling prices in the Company’s two main products, phenol and acetone, coupled with decreases in raw material costs.

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

Interest Expense—Net.    Interest expense, net of interest income, decreased $0.1 million to interest expense, net of interest income, of $2.8 million for the year ended December 31, 2001 as compared to $2.9 million for the prior year. The Company completed a refinancing in the second quarter of 2001, and accordingly, anticipates lower interest expense. (See “Liquidity and Capital Resources—Refinancings and Credit Facilities”).

Other Income—Net.    Other income increased $12.1 million to $7.0 million for the year ended December 31, 2001 from a loss of $(5.1) million for the prior year. The increase was primarily attributable to a gain of $2.9 million on the sale of the Company’s solvents distribution business in the United States in the second quarter of 2001, a settlement of a lawsuit in the amount of $3.0 million in the third quarter of 2001, and a $3.7 million gain on the sale of the JLM Terminals property in the forth quarter 2001. These gains were partially offset by a $1.4 million loss relating to the sale of JLM Asia. The Company had recorded losses in 2000 totaling $5.3 million relating to investment impairments, which did not recur in 2001.

Foreign Currency Exchange Loss—Net.    During the year ended December 31, 2001, although the Company experienced a weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar, foreign currency exchange losses were relatively unchanged. This was primarily the result of the use of short-term forward exchange contracts to offset the impact of currency fluctuations on certain transactions denominated in a currency other than a subsidiary’s functional currency.

Income Tax Provision (Benefit).    The Company’s income tax provision for the year ended December 31, 2001 rose $5.0 million to $1.0 million from an income tax benefit of $4.0 million for the prior year. The increase in the Company’s income tax provision was primarily attributable to income taxes incurred on a gain of $2.9 million on the sale of a portion of the Company’s solvents distribution business in the United States, the lawsuit settlement in the amount of $3.0 million, and from permanent tax differences arising during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities used approximately $0.4 million of cash in 2002. The net loss adjusted for non-cash items such as cumulative effect of accounting change, depreciation, amortization, and other non-cash charges incurred utilized $4.1 million of cash. Changes in assets and liabilities provided approximately $3.7 million of cash. Investing activities used approximately $1.0 million of cash. Financing activities provided approximately $2.7 million of cash, primarily related to proceeds from long-term debt.

Operating activities used approximately $9.8 million of cash in 2001. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred utilized $5.1 million of cash, primarily to reduce accounts payable. Changes in assets and liabilities used approximately $4.7 million of cash. Investing activities provided approximately $6.7 million of cash. Financing activities utilized approximately $1.9 million of cash, primarily related to principal payments on long-term debt. Foreign currency translation loss was $1.6 million principally as a result of increased international business.

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

Credit Facilities

The Company’s debt is collateralized by substantially all of JLM’s assets. As of December 31, 2002, JLM had a total of approximately $40,000,000 of credit facilities in place, consisting of line of credit and letters of credit agreements, with various financial institutions of which approximately $16,300,000 was unused. Availability under these agreements is subject to borrowing base calculations. Total availability under all agreements at December 31, 2002 was approximately $8,900,000. Of this, approximately $923,000 was available under the Company’s line of credit agreement, and approximately $7,977,000 was available under letter of credit agreements. Additionally, as of December 31, 2002 and 2001, JLM had letters of credit outstanding of approximately $6,100,000 and $7,760,000, respectively in favor of its vendors. Certain provisions of the loans payable restrict the Company’s ability to pay dividends.

Former Credit Agreement

In November 1999, the Company entered into the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts (“Citizens”) (f/k/a State Street Bank and Trust) (the “Credit Agreement”) which restructured its unsecured $30 million acquisition line of credit, replacing it with a $34.5 million line of credit. Under the terms of the restructuring, $14.5 million was a five year secured term loan which was scheduled to expire on November 1, 2004 and the remaining $20.0 million had terms that expired on November 1, 2001. The loan was repaid in June 2001.

In the third quarter of 2000, the Company gave notice to Citizens that it would not meet financial covenants contained in the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. In connection with the First Amendment, the Company issued a warrant to Citizens to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.15 per share (the “Citizens warrants”). Pursuant to the First Amendment, the warrants were reduced to 125,000 due to the loan being paid in full by October 1, 2001. The loan was repaid on June 28, 2001. As of December 31, 2001 none of the 125,000 warrants had been exercised.

As of the issue date, the Company estimated the value of the Citizens warrants using the Black-Scholes model to be $255,000, calculated based on a ten year life, 5.25 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company’s ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and was charged to expense during 2001 as an extraordinary loss due to the extinguishment of the Citizens loan.

June 2001 Refinancing

On June 28, 2001, the Company consummated a series of debt and equity financings aggregating approximately $31.5 million, the proceeds of which were used to refinance the Company’s prior credit facilities and reduce indebtedness. The financings consisted of: (i) a $20.0 million revolving credit facility; (ii) a $7.1 million term debt facility; (iii) a $1.9 million mortgage loan; and (iv) a $2.5 million private placement of common stock.

Revolving Credit Facility.    On June 28, 2001, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Congress Financial Corporation (Florida) (“Congress”). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company’s eligible accounts receivable, plus the lesser of (i) 55% of the value of the Company’s eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of December 30, 2002, $10.4 million was outstanding under the Revolving Credit Facility, $8 million of which bore interest at LIBOR plus 250 basis points, and $2.4 million of which bore interest at the rate of 4.75% per annum.

As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company’s receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving Credit Facility will mature on June 27, 2005, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company’s prepayment of borrowings, the Company will be required to pay a termination fee of $200,000.

Term Debt Facility.    On June 28, 2001, the Company entered into a $7.1 million term loan (the “Term Debt Facility”) with GATX Capital Corporation (“GATX”) which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company’s Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. On October 10, 2001, the Company sold its Wilmington, North Carolina terminal, amended its Term Debt Facility, repaid $3.0 million of the term loan to GATX along with a prepayment penalty of $83,000, and delivered a standby letter of credit of $500,000 as additional collateral. The balance of the Term Loan of $3.3 million bears interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 70 monthly installments of principal and accrued interest in the amount of $76,965 each, ending June 27, 2007. Borrowings may be prepaid subject to a prepayment penalty ranging between $114,720 (if paid between January 1, 2003 and June 30, 2003) to $18,677 (if paid between July 1, 2005 and June 30, 2006). As of December 31, 2002, the outstanding principal balance was $3.3 million.

In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company’s common stock at an exercise price of $2.30 per share (the “GATX Warrants”). The GATX Warrants were immediately exercisable and expire on June 28, 2011. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants. As of December 31, 2002, none of the warrants had been exercised.

As of the issue date, the Company estimated the value of the GATX warrants using the Black-Scholes model to be $366,502, calculated based on a ten year life, 5.28 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company’s ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and is being amortized to interest expense over the outstanding debt term using the effective interest method.

Mortgage Loan.    On June 15, 2001, the Company entered into a $1.9 million credit agreement (the “Mortgage Loan”) with SouthTrust Bank (“SouthTrust”). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty. As of December 31, 2002, the outstanding principal balance was $1.6 million.

Private Placement.    On June 28, 2001, the Company consummated a private placement (the “Private Placement”) of 2,173,913 shares of common stock (the “Shares”) at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase 250,000 shares of the Company’s common stock on March 29, 2001 to Phoenix Enterprises LLC (“Phoenix”) and its designees, at exercise prices of $1.43. The Company issued 100,000 warrants on May 24, 2001 and 325,000 warrants on June 28, 2001 to Phoenix Enterprises LLC (“Phoenix”) and its designees, at an exercise price of $1.15 per share (collectively, the “Phoenix Warrants”). The Phoenix Warrants were immediately exercisable at the date of the grant and were scheduled to expire five years from the date of grant. On September 7, 2001, Phoenix exercised warrants to purchase 555,000 shares of common stock, using the cashless exercise provision, and received 331,048 shares of common stock. On October 11, 2001 designees of Phoenix exercised warrants to purchase 120,000 shares of common stock, using the cashless exercise provision, and received 70,164 shares of common stock. As of December 31, 2001, all of the Phoenix Warrants had been exercised.

The value of the Phoenix Warrants was estimated as of the respective issue dates using the Black-Scholes model. The Company estimated the total value of the warrant issues to be $1,024,718, calculated based on a five year life, a risk-free interest rate between 4.51 percent and 4.96 percent, 63 percent volatility, and no dividend yield due to lender restrictions on the Company’s ability to pay dividends. In addition, the Company has never paid dividends. The value of the warrants has been accounted for within paid in capital as a cost of the issuance of the private placement.

At the time of the closing, the Company entered into a registration rights agreement with the holders of the Shares and Phoenix Warrants which required the Company to file a registration statement with the Securities and Exchange Commission relating to the sale of the Shares and shares of common stock issuable upon exercise of the Phoenix Warrants within 30 days from the closing date and use the Company’s best efforts to cause such registration statement to be declared effective. The Company filed a Form S-3 Registration Statement on July 20, 2001 relating to the offer and sale by certain shareholders of up to 4,511,022 shares of the Company’s common stock. The Company will not receive any proceeds from the sale of the Shares. The Company’s Registration Statement on Form S-3 became effective on October 30, 2001.

In connection with the closing of the Private Placement, the Company appointed Philip S. Sassower, the Chief Executive Officer of Phoenix, as a director. At closing, Phoenix and Mr. Sassower entered into a standstill agreement with the Company pursuant to which Phoenix and Mr. Sassower agreed for a period of two years that they (and their affiliates) will not, directly or indirectly (i) make, or in any way participate, directly or indirectly, in any solicitation in opposition to the board; (ii) initiate or propose any “shareholder proposals” for submission to a vote of stockholders; (iii) form, join or in any way participate in a group to take any actions otherwise prohibited by the terms of the standstill agreement; or (iv) enter into any arrangements or understandings with any third party with respect to any of the foregoing.

2002 Secured Loan

On August 26, 2002, two of the Company’s subsidiaries, JLM Realty, Inc. (“JLM Realty”) and JLM Industries (South Africa) (Proprietary) Limited (“JLM SA”), entered into a $2.0 million secured loan (the “Secured Loan”) with The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the “Trust”) which matured on December 31, 2002. Philip S. Sassower is a director of the Company and a co-trustee of the Trust. The Secured Loan bears interest at a rate per annum equal to the interest rate applicable to the amounts due by the Company under the Term Debt Facility with GATX Capital Corporation, and shall be adjusted from time to time in the same manner as the interest rate under the Term Debt Facility. The Company’s subsidiary JLM Chemicals, Inc. (“JLM Chemicals”) has guaranteed the payment and performance by JLM Realty and JLM SA of the Secured Loan and related indebtedness. The guaranty of JLM Chemicals is not effective unless any consents of senior lenders of the Company, JLM Chemicals, JLM Realty or JLM SA that are required in order for JLM Chemicals to make the guaranty without breach of any Company or Company subsidiary obligations to such lenders are obtained. As of December 31, 2002, The Trust had elected not to require JLM Chemicals to seek such senior lender consents, and the guaranty was not effective. As collateral for indebtedness under the Secured Loan: (i) JLM SA granted the Trust a first priority security interest and lien on all of its tangible and intangible property, including but not limited to, equipment, receivables, general intangibles, personal property and records; and (ii) JLM Realty granted the Trust a first lien on certain undeveloped real property located in New Hanover County, North Carolina. If and when the JLM Chemicals guaranty becomes effective, it is secured by a subordinate security interest in and lien on JLM Chemicals’ equipment, inventory, fixtures, vehicles, consumer goods and improvements located at the Company’s Blue Island, Illinois manufacturing facility.

The obligations of JLM Realty and JLM SA under the Secured Loan are joint and several and the principal balance due under the Secured Loan may be prepaid in whole or in part at any time without penalty. As of December 31, 2002, the outstanding principal balance due under the Secured Loan was $0.5 million.

In connection with the Secured Loan, the Company issued warrants to the Trust to purchase up to 1,666,666 shares of the Company’s common stock (the “Trust Warrants”) at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. If the Secured Loan and accrued interest are not repaid in full at maturity the Trust Warrants will become exercisable at the rate of 208.333 shares of the Company’s common stock for every $1,000 of the principal balance of the Secured Loan outstanding on each of the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The Trust Warrants will expire on December 31, 2007. If the Secured Loan and accrued interest are repaid in full on or prior to maturity, the Trust Warrants will terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the Trust Warrants. As of December 31, 2002, 104,166 of the Trust Warrants had become exercisable and none had been exercised.

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

Outlook

The Company has incurred net losses, losses from operations and negative cash flows from operations for the past two years. In addition, the Company has limited additional borrowing capacity under its existing debt agreements and has negotiated revisions to certain debt covenants. Management believes it is necessary that sales increase and gross margins improve in 2003, and that certain non-core assets of the Company may need to be sold or refinanced, in order to continue operations at the current level.

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

Dispositions

On October 10, 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. (“JLM Terminals”) for $6.25 million cash. The proceeds were used to repay $3.0 million of long-term debt, and the remainder provided working capital and liquidity for the Company. The carrying value of the property and equipment was $2.5 million. Revenues, net income (loss), and earnings (loss) per share, excluding the gain on the sale of assets of $3.7 million in 2001, of JLM Terminals, for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31,
	2001	2000
	(in millions, except per share data)
Revenues	$1.7	$2.0
Net income (loss)	$(1.5)	$(0.3)
Effects on basic and diluted earnings (loss) per share	$(.18)	$(.04)

On October 4, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary, JLM Chemicals Asia Pte, Ltd. (“JLM Asia”) for $1.7 million in cash and the cancellation of letters of credit in the amount of $3 million. The proceeds were applied to the Company’s Revolving Credit Facility. Included in the Company’s results for the year ended December 31, 2001 is a charge of $1.4 million to reflect the loss on the transaction. Revenues, net income (loss), and earnings (loss) per share, excluding the loss on the sale of $1.4 million in 2001, of JLM Asia, for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31,
	2001	2000
	(in millions, except per share data)
Revenues	$131.0	$111.9
Net income (loss)	$(1.3)	$1.3
Effects on basic and diluted earnings (loss) per share	$(.15)	$.20

During the second quarter of 2001 the Company sold a portion of JLM Marketing’s solvents distribution business in the United States to Sasol North America for $2.9 million in cash. The primary assets sold as part of the transaction were customer and supplier lists, marketing records, promotional materials, and contracts and agreements. The assets were generated internally by the Company and as a result had no carrying value. The $2.9 million is reflected in other income in the financial statements.

Commitments and Contingent Liabilities

During 2002, a vendor of Inquinosa, the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,499,000 at current exchange rates) as of April 7, 2003. This amount represents the total potential liability for these guarantees at December 31, 2002. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($514,000 at current exchange rates) as of April 7, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Effects of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its results over the last three years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a global enterprise, JLM faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. The majority of the Company’s U.S. transactions are denominated in U.S. Dollars. Historically, the Company’s primary exposures relating to U.S. operations have related to nondollar-denominated sales in foreign markets, primarily Canada. The Company’s foreign subsidiaries operate in their respective local currencies. Primary exposures for the Company’s foreign subsidiaries have related to sales and purchases in currencies other than their own respective local currencies. The Company does, from time to time, purchase short-term forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. At December 31, 2002, the Company had forward currency exchange agreements that remained outstanding. The fair value of the forward currency exchange agreements at December 31, 2002 was a liability of approximately $315,000.

The formal adoption of the Euro on January 1, 2002 as the common currency for members of the European Union did not have a material adverse effect on our internal systems, operating results, or financial condition.

Commodity Price Risk

The Company enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory, primarily acetone, over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 2002, the Company had the following related to inventory exchanges:

Total pounds payable under the exchange contracts	738,038
Total amount payable under the exchange contracts	$409,969
Weighted average price per pound payable under the exchange contracts	$0.216

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

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2003. However, there can be no assurances that interest rates will not significantly change in 2003.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

As of December 31, 2002 and 2001

And for the years ended December 31, 2002, 2001, and 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors

JLM Industries, Inc.

We have audited the accompanying consolidated balance sheets of JLM Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLM Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Tampa, Florida

April 14, 2003

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors of

JLM Industries, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows of JLM Industries, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2000. Our audit also included the 2000 financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly for 2000, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

April 17, 2001

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,767,539	$228,618
Accounts Receivable:
Trade, net of allowance of approximately $692,000 and $611,000, respectively	35,764,261	25,568,489
Other	1,414,503	2,153,314
Inventories	14,414,882	10,963,883
Prepaid expenses and other current assets	2,058,125	1,877,979
Income tax receivable	294,407	176,621

Total current assets	55,713,717	40,968,904
Other investments	5,329,066	6,040,344
Property and equipment, net	18,789,224	19,930,939
Goodwill	1,071,299	7,448,383
Other intangibles, net	2,506,478	2,541,314
Other assets, net	6,297,731	7,033,094

Total assets	$89,707,515	$83,962,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$50,370,189	$34,267,597
Current portion of debt	3,304,780	3,456,448
Income taxes payable	218,308	—
Deferred revenue—current	502,370	544,444

Total current liabilities	54,395,647	38,268,489
Long-term debt	14,518,909	11,804,033
Deferred income taxes	2,071,235	3,297,520
Minority interest	469,240	731,200
Deferred revenue and other liabilities	2,536,482	2,996,800

Total liabilities	73,991,513	57,098,042
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,150,989 and 9,956,522 shares issued, respectively	101,511	99,566
Additional paid-in capital	24,907,267	24,670,830
Retained earnings (accumulated deficit)	(3,365,817)	8,310,792
Accumulated other comprehensive loss	(2,981,086)	(3,095,353)

	18,661,875	29,985,835
Less treasury stock at cost—610,979 and 640,979 shares, respectively	(2,945,873)	(3,120,899)

Total stockholders’ equity	15,716,002	26,864,936

Total liabilities and stockholders’ equity	$89,707,515	$83,962,978

See notes to consolidated financial statements.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31,

	2002	2001	2000
Revenues	$241,463,800	$340,226,513	$434,457,925
Cost of revenues	228,308,038	322,573,531	412,788,160

Gross profit	13,155,762	17,652,982	21,669,765
Selling, general and administrative expenses	18,631,962	23,511,337	25,250,744

Operating loss	(5,476,200)	(5,858,355)	(3,580,979)
Interest expense—net	(1,860,241)	(2,774,576)	(2,948,526)
Other income (expense)—net	430,427	6,956,703	(5,123,162)
Foreign currency exchange loss—net	(166,927)	(366,943)	(437,317)

Loss before minority interest, income taxes, and cumulative effect of accounting change	(7,072,941)	(2,043,171)	(12,089,984)
Minority interest in income of subsidiaries	236,826	23,069	(211,184)

Loss before income taxes and cumulative effect of accounting change	(6,836,115)	(2,020,102)	(12,301,168)

Income taxes
Current	(310,271)	300,338	767,649
Deferred	(1,097,820)	669,421	(4,772,410)

Total income tax (benefit) provision	(1,408,091)	969,759	(4,004,761)

Loss before cumulative effect of accounting change	(5,428,024)	(2,989,861)	(8,296,407)
Cumulative effect of accounting change	(6,248,585)	—	—

Net loss	(11,676,609)	(2,989,861)	(8,296,407)
Other comprehensive income (loss)	114,267	(1,152,751)	(956,782)

Comprehensive loss	$(11,562,342)	$(4,142,612)	$(9,253,189)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.57)	$(0.35)	$(1.26)
Cumulative effect of accounting change	(0.66)	—	—

Basic and diluted loss per share	$(1.23)	$(0.35)	$(1.26)

Weighted average basic and diluted shares outstanding	9,451,297	8,561,631	6,568,042

See notes to consolidated financial statements.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2000, 2001 and 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 1999	$71,511	$21,550,453	$19,597,060	$(985,820)	$(3,031,169)	$37,202,035
Purchase of treasury shares	—	—	—	—	(238,280)	(238,280)
Sale of stock to employees	651	68,221	—	—	—	68,872
Issuance of restricted stock	180	149,982	—	—	—	150,162
Net loss	—	—	(8,296,407)	—	—	(8,296,407)
Other Comprehensive Loss	—	—	—	(956,782)	—	(956,782)

Balance at December 31, 2000	72,342	21,768,656	11,300,653	(1,942,602)	(3,269,449)	27,929,600
Issuance of stock	1,120	45,161	—	—	148,550	194,831
Sale of stock to employees	353	67,131	—	—	—	67,484
Issuance of warrants	—	1,646,220	—	—	—	1,646,220
Sale of stock—private placement	21,739	1,147,674	—	—	—	1,169,413
Cashless exercise of warrants	4,012	(4,012)	—	—	—	—
Net loss	—	—	(2,989,861)	—	—	(2,989,861)
Other Comprehensive Loss	—	—	—	(1,152,751)	—	(1,152,751)

Balance at December 31, 2001	99,566	24,670,830	8,310,792	(3,095,353)	(3,120,899)	26,864,936
Issuance of warrants	—	14,833	—	—	—	14,833
Sale of stock to employees	982	144,480	—	—	—	145,462
Issuance of stock to benefit plans	607	84,711	—	—	—	85,318
Issuance of stock as compensation	356	(7,587)	—	—	175,026	167,795
Net loss	—	—	(11,676,609)	—	—	(11,676,609)
Other Comprehensive Income	—	—	—	114,267	—	114,267

Balance at December 31, 2002	$101,511	$24,907,267	$(3,365,817)	$(2,981,086)	$(2,945,873)	$15,716,002

See notes to consolidated financial statements.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,676,609)	$(2,989,861)	$(8,296,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	6,248,585	—	—
Deferred income taxes	(1,097,820)	879,765	(4,772,410)
Minority interest in income of subsidiaries	(261,960)	(23,069)	211,184
Loss on other investments	18,945	176,548	3,306,203
Gain on disposition of subsidiaries	—	(2,303,710)	—
Gain on sale of part of solvents business	—	(2,900,000)	—
Issuance of restricted stock	—	—	150,162
Depreciation and amortization	3,134,842	3,820,847	3,893,142
Debt and accrued interest settled in legal settlement	—	(1,954,960)	—
(Gain) loss on extinguishment of debt	(230,967)	329,830	—
Stock issued in lieu of compensation	104,955	194,831	—
Stock issued to benefit plan	85,318	—	—
Loss (gain) on sale of assets	2,832	—	(320,614)
Allowance for doubtful accounts	(81,103)	(322,931)	263,048
(Increase) decrease in assets:
Accounts receivable	(9,375,858)	9,903,048	343,531
Inventories	(3,450,998)	8,016,005	(2,901,261)
Prepaid expenses and other current assets	(258,332)	204,561	(240,060)
Other assets	562,380	(1,127,430)	13,652
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	16,298,012	(19,021,625)	15,159,396
Income taxes (payable)/receivable	100,556	(2,049,015)	5,053,170
Deferred revenue	(502,368)	(630,921)	476,458
Other liabilities	(25)	(22,102)	(204,832)

Net cash (used in) provided by operating activities	(379,615)	(9,820,188)	12,134,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	2,435,606
Acquisition of investments	(355,158)	—	(1,020,858)
Proceeds from sale of investments	414,399	81,292	941,641
Net proceeds from sale of subsidiaries	—	7,188,120	—
Capital expenditures	(1,027,732)	(591,918)	(1,548,413)

Net cash (used in) provided by investing activities	(968,491)	6,677,494	807,976

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans	2,000,000	—	—
Net proceeds from revolving line of credit	3,638,285	6,743,370	—
Net proceeds from debt	1,771,558	10,015,892	291,917
Principal payments of debt	(4,816,136)	(20,900,206)	(6,654,412)
Proceeds from sale of stock, net of offering costs	145,462	2,261,614	68,872
Purchase of treasury shares	—	—	(238,280)

Net cash provided by (used in) financing activities	2,739,169	(1,879,330)	(6,531,903)

Effect of foreign exchange rates on cash	147,858	(1,622,579)	(956,782)

Net increase (decrease) in cash and cash equivalents	1,538,921	(6,644,603)	5,453,653
Cash and cash equivalents, beginning of year	228,618	6,873,221	1,419,568

Cash and cash equivalents, end of year	$1,767,539	$228,618	$6,873,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,609,396	$2,399,734	$2,462,046
Income taxes	$80,569	$—	$—
Noncash operating activities:
Deferred tax asset adjustment	$—	$—	$214,428
Noncash investing activities:
Capital lease obligations	$—	$—	$121,330
Contribution of net assets of former subsidiary to joint venture investment	$—	$—	$2,523,075
Noncash financing activities:
Warrants issued in connection with the sale of stock	$—	$1,024,718	$—
Warrants issued in connection with debt	$14,833	$621,502	$—
Issuance of restricted stock	$—	$—	$150,162

See notes to consolidated financial statements.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001

And for the years ended December 31, 2002,

2001 and 2000

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of JLM Industries, Inc., its wholly owned subsidiaries and an 83.4% interest in Inquinosa, S.A. The consolidated financial statements included the accounts of JLM Industries de Venezuela, C.A. through May 18, 2000, the date through which this entity was a wholly owned subsidiary (see Note 5), the accounts of JLM Terminals, Inc. through October 10, 2001, the date this entity sold substantially all of its assets (see Note 16), and the accounts of JLM Chemicals Asia Pte, Ltd, through October 4, 2001, the date this entity was sold (see Note 16). The principal operating subsidiaries are JLM Marketing, Inc. (“JLM Marketing”), JLM Chemicals, Inc. (“JLM Chemicals”), JLM International, Inc., JLM Industries (Europe) B.V., JLM Chemicals Canada, Inc. (“JLM Canada”), JLM (Ind), Inc. and JLM Industries (South Africa) (Proprietary) Limited. All material intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

Other Matters Affecting Operations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses, losses from operations and negative cash flows from operations for the past two years. In addition, the Company has limited additional borrowing capacity under its existing debt agreements and has negotiated revisions to certain debt covenants. Management believes it is necessary that sales increase and gross margins improve in 2003, and that certain non-core assets of the Company may need to be sold or refinanced, in order to continue operations at the current level.

Change in Accounting Principle

Effective January 1, 2002, the Company reported a change in accounting principle used to account for goodwill from amortizing goodwill and certain intangible assets with an indefinite useful life to reviewing for impairment. Upon adoption the Company recorded a noncash charge of approximately $6.2 million to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Accounts Receivable -Trade

Trade receivables are recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. A general reserve is established based on historical experience, in addition to a reserve for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. The Company utilizes credit insurance to reduce its exposure to uncollectible accounts. Deposits or other collateral from customers are generally not required and therefore all accounts receivable are at risk, subject to credit insurance. Interest is not charged on overdue receivables.

Inventories

Inventories are valued at the lower of cost or market. The Company’s inventory cost has been determined using the FIFO method.

JLM enters into contracts whereby parties to the contracts agree to exchange various quantities of inventory over a specified period of time. JLM records these exchanges of inventory at the lower of cost or market. As of December 31, 2002 and 2001, JLM owed approximately $410,000 and $80,000, respectively, under these contracts.

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

A summary of the lives used for computing depreciation is as follows:

Buildings	15 and 31.5 years
Vehicles	2 to 10 years
Equipment	5 to 15 years
Furniture and fixtures	3 to 5 years

Other Intangibles

Intangible assets with a finite useful life are reviewed annually for impairment, or when impairment indicators arise.

Other intangibles resulting from business acquisitions, comprising customer lists, employee contracts and distribution rights are being amortized over their estimated lives which range from 3 to 15 years.

Other Assets

Other assets consist primarily of the cash surrender values of life insurance policies held on key employees and license fees.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

On December 31, 1996, JLM entered into consulting and non-competition agreements (the “Agreements”) with two independent third parties. The terms of the Agreements required the Company to make payments of $230,000 per year, payable semi-annually beginning January 1, 1997 through December 31, 2002 for consulting services, and to provide a loan in the amount of $470,000 which was to be forgiven if the third parties complied with the terms of the non-competition agreement through December 31, 2006. The payments for consulting services were capitalized and amortized over the lives of the agreements. In 1999, the Consulting Agreements were terminated, and unamortized payments of approximately $200,000 were written off on December 31, 1999. In 2000, the $470,000 note receivable from the third parties was determined to be uncollectible and was written off on December 31, 2000.

Deferred Financing Costs

The costs incurred to obtain financing have been capitalized and are being amortized to interest expense over the life of the related financing agreements using the straight-line method, which approximates the effective interest method. Amortization expense related to deferred financing costs was approximately $274,000, $183,000 and $60,000 during 2002, 2001, and 2000, respectively.

Income Taxes

JLM accounts for income taxes under the liability method as required by Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted.

Other Comprehensive Loss

Other comprehensive loss includes foreign currency translation adjustments. Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated at weighted average rates for the year. The effects of exchange rate changes in translating foreign financial statements are presented as a separate component of stockholders’ equity.

Foreign Exchange Contracts

From time to time, JLM enters into foreign exchange contracts as an economic hedge against foreign accounts payable and receivables. Market value gains and losses are recognized and generally offset foreign exchange gains and losses on these payables and receivables. Gains and losses on foreign exchange contracts are recorded in Foreign currency exchange loss, net in the Consolidated Statement of Operations and Comprehensive Loss. The Company records forward exchange contracts as assets or liabilities and reflects changes in the market value in the statement of operations. At December 31, 2002 the Company had open forward currency exchange agreements with fair values of approximately $(315,000), which is included in accounts payable and accrued expenses in the Consolidated Balance Sheet. At December 31, 2001 the Company had open forward currency exchange agreements with fair values of approximately $200,000, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value method was adopted. See Note 17 for additional information on the Company’s stock-based compensation.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fair value of options in the accompanying consolidated statements of operations. Had compensation cost for the options been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, JLM’s net loss and loss per share for the years ended December 31, 2002, 2001, and 2000 would have been increased to the pro forma amounts indicated below:

	2002	2001	2000
Net loss before cumulative effect of accounting change, as reported	$(5,428,024)	$(2,989,861)	$(8,296,407)
Compensation expense, net of tax, pro forma	(3,900)	(40,864)	(193,152)

Net loss before cumulative effect of accounting change, pro forma	$(5,431,924)	$(3,030,725)	$(8,489,559)

Basic and diluted net loss per share before cumulative effect of accounting change, as reported	$(0.57)	$(0.35)	$(1.26)
Compensation expense, net of tax, pro forma	—	—	(0.03)

Basic and diluted net loss per share before cumulative effect of accounting change, pro forma	$(0.57)	$(0.35)	$(1.29)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: expected volatility of 63.0%, 63.0%, and 54.0%, risk-free interest rate of 3.29%, 5.25%, and 6.39%; and expected lives of 5 years, 5 years, and 3.5 years.

Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options throughout the majority of 2002, 2001, and 2000. During each of the years ended 2002, 2001, and 2000, the effect of these securities was antidilutive and therefore was excluded from the computation of diluted shares.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment and passage of title. The Company estimates and records provisions for quantity rebates and sales allowances, if necessary, in the period the sale is reported. Additionally, the Company defers revenue related to all prepayments received for the purchase of fixed quantities of inventory at fixed prices. Revenue is recognized over the term of the agreement based on the units

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

sold under the agreement. The Company records a provision for loss if at any time such agreements will require the Company to sell product in the future at prices below cost. No reserve was required for the years ended December 31, 2002 and 2001. Included in long term deferred revenue and other liabilities is approximately $2,512,000 and $2,972,000 of remaining deferred revenue at December 31, 2002 and 2001, respectively. The Company includes in revenue any shipping costs that are charged to customers, and includes related shipping charges as cost of sales.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximate their fair value because of their short-term nature. The fair value of long-term debt approximates its carrying value based on management’s estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics.

Impairment of Long-Lived Assets

The carrying values of long-lived assets, including property and equipment, and other intangibles, and investments, are reviewed for impairment whenever impairment indicators arise.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different geographic regions. The Company performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires collateral, such as letters of credit or business insurance, in certain circumstances.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. The new standards generally were effective for JLM Industries, Inc.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

and subsidiaries in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of Statement No. 142 in the first quarter of 2002, the Company recorded a noncash charge of approximately $6.2 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss.

Issued in April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement No. 145) which, among other things, amended the accounting rules related to gains and losses on the extinguishment of debt. During 2001, the Company incurred a loss from extinguishment of debt and classified that loss as an extraordinary item in the statement of operations and comprehensive loss in accordance with FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” This loss does not qualify for classification as extraordinary under Statement No. 145, and accordingly has been reclassified to other income (expense) in the statement of operations and comprehensive loss for the year ended December 31, 2001.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and eliminates the definition and requirements of recognition of exit costs in EITF 94-3. The adoption of Statement No. 146 will affect the timing of recognition of costs associated with any future restructuring activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (Statement No. 148), which is effective for fiscal years beginning after December 31, 2002. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company followed APB 25 and related interpretations for its employee stock options in 2002 and hence there was no impact on the Company’s consolidated financial position and results of operations and comprehensive loss.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on its financial position or results of operations.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consisted of the following at December 31:

	2002	2001
Land and buildings	$5,047,343	$5,047,343
Vehicles	247,881	267,466
Equipment	26,799,675	25,618,572
Leased equipment—capital leases	1,347,616	1,347,616
Furniture and fixtures	1,402,991	1,394,233

	34,845,506	33,675,230
Less accumulated depreciation and amortization	(16,056,282)	(13,744,291)

	$18,789,224	$19,930,939

Depreciation and amortization expense for property and equipment was approximately $2,220,000, $2,862,000 and $2,970,000, for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum capital lease payments for 2003 are approximately $108,000. There are no capital leases with terms extending beyond 2003.

4.    Goodwill and Other Intangibles

As discussed in Note 2, in January 2002, the Company adopted Statement No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, Statement No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter unless indicators of impairment arise. The Company performs its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under Statement No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 18—Segment Information. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Upon adoption of Statement No. 142 in the first quarter of 2002, the Company recorded a noncash charge of approximately $6.2 million to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

A summary of changes in the Company’s goodwill during the year ended December 31, 2002 is as follows:

Goodwill, January 1, 2002	$7,448,384
Cumulative adjustment for FAS 142 impairment	(6,248,585)
Realization of purchased net operating loss	(128,500)

Goodwill, December 31, 2002	$1,071,299

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Other Intangibles—(Continued)

Pro forma results of operations and earnings (loss) per share, assuming the discontinuation of amortization of goodwill on January 1, 2000 are as follows, for the years ending December 31:

	2001	2000
Reported net loss	$(2,989,861)	$(8,296,407)
Goodwill amortization, net of taxes	162,102	162,102

Adjusted net loss	$(2,827,759)	$(8,134,305)

Basic and diluted earnings per share as reported	$(0.35)	$(1.26)
Goodwill amortization, net of taxes	0.02	0.02

Pro forma	$(0.33)	$(1.24)

The Company’s intangibles consist of the following as of December 31:

	Estimated Useful Lives	2002	2001
Non-compete contracts	3 years	131,028	131,028
Employee contracts	3 years	48,884	48,884
Customer list or base	15 years	3,458,885	3,318,885

		3,638,797	3,498,797
Accumulated amortization		(1,132,319)	(957,483)

Other intangibles, net		$2,506,478	$2,541,314

Amortization expense for other intangibles during 2002, 2001, and 2000 was approximately $229,000, $223,000, and $265,000 respectively.

Expected amortization of other intangibles during the subsequent five fiscal years ending on December 31 is approximately as follows:

2003	$239,000
2004	239,000
2005	239,000
2006	239,000
2007	216,000

$1,172,000

Included in the accompanying balance sheets within the caption Other assets, net, is the following as of December 31:

	Estimated Useful Lives	2002	2001
Distribution rights	15 years	$4,257,744	$4,257,744
Accumulated amortization		(1,003,930)	(697,600)

Distribution rights, net		$3,253,814	$3,560,144

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Other Intangibles—(Continued)

Expected amortization expense for distribution rights during 2002, 2001, and 2000 was approximately $306,000, $304,000, and $195,000 respectively.

Amortization of distribution right during the subsequent five fiscal years ending on December 31 is approximately as follows:

2003	$307,000
2004	307,000
2005	307,000
2006	307,000
2007	307,000

$1,535,000

5.    Other Investments

Other investments consisted principally of the following:

Quimicos La Barraca, C.A. (“Quibarca”)

On May 19, 2000 the Company discontinued its operations conducted through its subsidiary JLM Venezuela. As a subsidiary, JLM Venezuela’s accounts and results of operations were included in the accompanying consolidated financial statements through May 18, 2000. Concurrently with the discontinuation of JLM Venezuela and in order for the Company to maintain a presence in Venezuela, the Company entered into a joint venture agreement with Inversiones 253-34, C.A. to acquire a 49% minority equity interest in Quibarca, an old line distribution business which was a direct competitor of JLM Venezuela in the Venezuelan market. The Company believed that joining forces would not only reduce competition, but would also allow the new entity to take advantage of cost synergies, which, under normal circumstances, would not be available. Significant terms of the agreement included that each partner would (a) transfer selective assets into the joint venture and (b) guarantee the solvency of the debtors owing accounts receivable balances contributed by the respective partners to the joint venture. The Company, in exchange for its 49% interest, contributed the net assets remaining from JLM Venezuela which had an agreed upon fair market value of approximately $2,500,000 (which equaled the Company’s carrying value of the assets) and cash of approximately $400,000. The investment is accounted for using the equity method, and the Company’s equity in earnings during the year ended December 31, 2002, 2001 and 2000 was approximately $344,000, $195,000, and $129,000 respectively. As of December 31, 2002 and 2001, the Company’s investment in Quibarca totaled approximately $2,799,000 and $3,732,000 respectively. The Company has a note payable to an individual as part of the purchase of its 49% interest. As of December 31, 2002, there were two payments of $125,000 per year remaining.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other Investments—(Continued)

The following summarizes the assets, liabilities and stockholders’ equity of Quibarca at December 31:

	2002	2001
Assets
Current	$4,286,942	$6,936,781
Noncurrent	1,118,950	1,477,292

Total assets	$5,405,892	$8,414,073

Liabilities and Partners’ Capital
Current liabilities	$2,780,728	$4,045,537
Long-term liabilities	33,975	—
Partners’ capital	2,591,189	4,368,536

Total liabilities and stockholders’ equity	$5,405,892	$8,414,073

The following summarizes revenues, cost of revenues, net income and comprehensive income (loss) for the years ended December 31:

	2002	2001	2000
Revenues	$9,564,461	$12,391,172	$9,184,447
Cost of revenues	6,499,050	10,150,494	7,448,751
Net income	701,565	398,143	263,953
Comprehensive income (loss)	(1,777,347)	398,143	263,953

Phenol Plant Partnership

The Company holds a 2% interest in Mt. Vernon Phenol Plant Partnership through its wholly owned subsidiary JLM (Ind), Inc., an Indiana corporation. The plant converts cumene into phenol that is marketed under contractual agreements with GE Plastics. JLM has an exclusive agreement through 2002, and thereafter, unless the agreement is terminated upon prior notice, to purchase all acetone not used internally by GE Plastics produced at the Mt. Vernon Phenol Plant. Based on its percentage ownership, JLM accounts for this investment using the cost method. As of December 31, 2002 and 2001, the amount of this investment was approximately $496,000. During 2002, 2001, and 2000 JLM did not contribute to the partnership or receive any distributions.

Asian Partnership

In 1997, the Company purchased a 25.0% interest in SK Asia and a 12.7% interest in SK Trading, two Singapore-based companies participating in a Vietnamese joint venture. The Vietnamese joint venture intended to construct a chemical plant in Vietnam to produce dioctyl phthlate, a chemical used in the production of plastics such as PVC. The Vietnamese joint venture also intended to construct terminalling and storage facilities in Vietnam and Malaysia. In January 2000, the Company exchanged its 25.0% interest in SK Asia and its 12.7% interest in SK Trading, for a 49% interest in an existing terminal facility which was named Siam JLM. During 2000, the Company has estimated that the anticipated future undiscounted cash flows will be insufficient to recover the carrying value of the Company’s investment, and, accordingly, wrote off this investment. In the first quarter of 2001, the Company wound down the operations of JLM Siam.

Other Investments

As of December 31, 2002 and 2001, JLM’s other investments totaled approximately $534,000 and $193,000, respectively. Of these amounts, approximately $84,000 and $124,000, respectively, are accounted for

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other Investments—(Continued)

using the cost method and approximately $450,000 and $69,000, respectively, are accounted for using the equity method in the accompanying consolidated balance sheet.

Polyform

During 1999, the Company entered into a $3,000,000 loan agreement with Polyform USA, LLC, with the objective of acquiring an equity interest in a plastics manufacturing facility in Greece. During 2000, management evaluated the collectibility of this receivable and reduced the $3,000,000 note receivable to its estimated fair market value and recorded a loss of $1,500,000. During 2001 the Company obtained an order from a court in Athens, Greece awarding the Polyform’s assets in Greece to the Company. The assets are being carried at $1,500,000 and have been classified as other investments in the consolidated balance sheets.

Marketable Securities

JLM’s marketable securities held for trading purposes were approximately $42,000 and $120,000, at December 31, 2002 and 2001, respectively. The Company incurred losses of approximately $19,000, $177,000 and $835,000 related to marketable securities during the years ended December 31, 2002, 2001 and 2000, respectively.

6.    Olefins Terminal Corporation

Olefins Terminal Corporation (“OTC”) is a polymer grade propylene export facility in Bayport, Texas. OTC is 50% owned by JLM and is accounted for on the equity method. For the years ended December 31, 2002, 2001 and 2000, OTC had net income (losses) of approximately $494,000, $(2,921,000) and $(2,422,000), respectively.

During 1997, the Company’s investment in OTC was reduced to zero due to the recognition of the Company’s pro rata share of OTC’s operating losses. As the Company has no current financial commitments to OTC, the Company will not record additional losses on its investment until future operating income from OTC surpasses the cumulative unrecorded operating losses. As of December 31, 2002, the Company had cumulative unrecorded operating losses from OTC of approximately $4,457,000.

JLM provides OTC with financial and management services for a fee of approximately $16,000 per month. JLM recorded management fees of approximately $196,000 for each of the years ended December 31, 2002, 2001 and 2000.

The following summarizes the assets, liabilities and stockholders’ deficit of OTC at December 31:

	2002	2001
Assets
Current	$1,804,522	$350,681
Noncurrent	55,081	1,299,936

Total assets	$1,859,603	$1,650,617

Liabilities and Stockholders’ Deficit
Current liabilities	$7,443,060	$7,979,519
Stockholders’ deficit	(5,583,457)	(6,328,902)

Total liabilities and stockholders’ deficit	$1,859,603	$1,650,617

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Olefins Terminal Corporation—(Continued)

The following summarizes revenues, cost of revenues, and net income (loss) for the years ended December 31:

	2002	2001	2000
Revenues	$4,369,363	$1,722,413	$2,551,666
Cost of revenues	1,754,503	1,514,913	1,558,984
Net income (loss)	494,013	(2,920,694)	(2,422,331)

In February 2003, JLM was unwilling to meet a cash call required by OTC, and thereby forfeited its entire interest in OTC. At December 31, 2002, JLM had a zero carrying value of its investment in OTC.

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2002	2001
Accounts payable	$31,892,543	$25,287,013
Accrued expenses	18,477,646	8,980,584

	$50,370,189	$34,267,597

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt

Debt consists of the following at December 31:

	2002	2001
Notes payable to shareholders due in 2003. Interest is payable monthly at 10.0%, per annum.	$450,000	$1,000,000
Mortgage payable due in monthly installments of principal and accrued interest until June 15, 2004, based on a ten-year amortization schedule, at which time the remaining balance is due. Interest is payable monthly at LIBOR plus 300 basis points. LIBOR was 1.44% at December 31, 2002.	1,617,958	1,806,458
Term loan payable to a corporation due in equal monthly payments of $76,965 through June 2007. Interest is payable monthly at the rate of 10.99%.	3,267,257	3,799,553
Revolving credit facility due June 2005. Interest is payable monthly at the rate of either LIBOR plus 250 basis points or at prime rate plus .5 points.	10,381,655	6,743,370
Installment note payable due in ten equal monthly installments through July 2003. Interest is payable monthly at 4.64%.	1,267,961	—
Installment note payable due in ten equal monthly installments through July 2003. Interest is payable monthly at 8.50%.	115,584	—
Installment note payable to an individual due in equal annual installments of $125,000 without interest. The note is due in June 2004.	250,000	375,000
Installment note payable due in ten equal monthly installments through July 2002. Interest is payable monthly at 3.952%. The note was fully paid in July 2002.	—	667,975
Secured loan payable due December 31, 2002. Interest was payable on or before maturity at 10.99% per annum and at 14.99% thereafter.	500,000	—
Promissory note to a corporation. Interest rate is 8%. Annual installment of $18,750 plus interest was due December 6, 2002. The loan was fully paid in February 2003.	18,750	18,750
Note payable due in semi-annual installments through March 2002. The note is non-interest bearing. Interest has been imputed at the Company’s weighted average borrowing rate of 7.37%. The note was fully paid in April 2002	—	899,388
Capital lease obligations due in equal monthly installments through August 2003. Interest is payable monthly at rates between 4.83%—16.99%.	108,868	138,629

Total	17,978,033	15,449,123
Less unamortized debt discount	(154,344)	(188,642)

Total	17,823,689	15,260,481
Less current portion	3,304,780	3,456,448

Long-term portion	$14,518,909	$11,804,033

Long-term debt becoming due during subsequent fiscal years ending on December 31 is approximately as follows:

2003	$3,339,000
2004	2,246,000
2005	11,121,000
2006	825,000
Thereafter	447,000

$17,978,000

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

The Company’s debt is collateralized by substantially all of JLM’s assets. As of December 31, 2002, JLM had a total of approximately $40,000,000 of credit facilities in place, consisting of line of credit and letters of credit agreements, with various financial institutions of which approximately $16,300,000 was unused. Availability under these agreements is subject to borrowing base calculations. Total availability under all agreements at December 31, 2002 was approximately $8,900,000. Of this, approximately $923,000 was available under the Company’s line of credit agreement, and approximately $7,977,000 was available under letter of credit agreements. Additionally, as of December 31, 2002 and 2001, JLM had letters of credit outstanding of approximately $6,100,000 and $7,760,000, respectively in favor of its vendors. Certain provisions of the loans payable restrict the Company’s ability to pay dividends.

Credit agreement

The Company was party to the Amended and Restated Credit Agreement with Citizens Bank of Massachusetts (“Citizens”) (f/k/a State Street Bank and Trust) (the “Credit Agreement”). The Credit Agreement contained certain financial covenants which if not complied with by the Company would be deemed a default under the agreement. At various times, the Company was not in compliance with certain of these covenants. On April 17, 2001, the Company and Citizens entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which waived compliance, up through and including December 31, 2000, with the financial covenants contained in the Credit Agreement. In connection with the First Amendment, the Company issued a warrant to Citizens to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.15 per share. Pursuant to the First Amendment, the number of shares issuable under the warrants was reduced to 125,000 due to the loan being paid in full prior to October 1, 2001. The loan was repaid on June 28, 2001. As of December 31, 2002, none of the 125,000 warrants had been exercised.

As of the issue date, the Company estimated the value of the Citizens warrants using the Black-Scholes model to be $255,000, calculated based on a ten year life, 5.25 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company’s ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and was charged to expense during 2001 due to the extinguishment of the Citizens loan.

Refinancing

On June 28, 2001, the Company consummated a series of debt and equity financings aggregating approximately $31.5 million, the proceeds of which were used to refinance the Company’s prior credit facilities and reduce indebtedness. The financings consisted of: (i) a $20.0 million revolving credit facility; (ii) a $7.1 million term debt facility; (iii) a $1.9 million mortgage loan; and (iv) a $2.5 million private placement of common stock.

Revolving Credit Facility

On June 28, 2001, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Congress Financial Corporation (Florida) (“Congress”). Under the terms of the Revolving Credit Facility, the Company may borrow up to 85% of the net amount of the Company’s eligible accounts receivable, plus the lesser of (i) 55% of the value of the Company’s eligible inventory or (ii) $12.0 million, up to a maximum amount of $20.0 million (including outstanding letters of credit). As of December 30, 2002, $10.4 million was outstanding under the Revolving Credit Facility, $8 million of which bore interest at LIBOR plus 250 basis points, and $2.4 million of which bore interest at the rate of 4.75% per annum. As collateral for the borrowings under the Revolving Credit Facility, the Company granted Congress a security interest in the Company’s receivables, general intangibles, equipment, certain real property and records. Borrowings under the Revolving

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

Credit Facility will mature on June 27, 2005, unless the credit line is extended. If the Revolving Credit Facility is terminated prior to its expiration date, including by reason of the Company’s prepayment of borrowings, the Company will be required to pay a termination fee of $200,000.

Term Debt Facility

On June 28, 2001, the Company entered into a $7.1 million term loan (the “Term Debt Facility”) with GATX Capital Corporation (“GATX”) which matures on June 27, 2007. As security for the borrowings under the Term Debt Facility, the Company granted GATX a first lien on real property located at the Company’s Blue Island, Illinois manufacturing facility and the Wilmington, North Carolina terminal. On October 10, 2001, the Company sold its Wilmington, North Carolina terminal, amended its Term Debt Facility, repaid $3.0 million of the term loan to GATX along with a prepayment penalty of $83,000, and delivered a standby letter of credit of $500,000 as additional collateral. The balance of the Term Loan of $3.3 million bears interest at a rate of 10.99% per annum. Pursuant to the terms of the Term Debt Facility, the Company is required to make 70 monthly installments of principal and accrued interest in the amount of $76,965 each, ending June 27, 2007. Borrowings may be prepaid subject to a prepayment penalty ranging between $114,720 (if paid between January 1, 2003 and June 30, 2003) to $18,677 (if paid between July 1, 2005 and June 30, 2006). As of December 31, 2002, the outstanding principal balance was $3.3 million.

In connection with the Term Debt Facility, the Company issued warrants to GATX to purchase 155,109 shares of the Company’s common stock at an exercise price of $2.30 per share (the “GATX Warrants”). The GATX Warrants were immediately exercisable and expire on June 28, 2011. The Company also granted GATX certain registration rights with respect to the shares underlying the GATX Warrants. As of December 31, 2002, none of the warrants had been exercised.

As of the issue date, the Company estimated the value of the GATX warrants using the Black-Scholes model to be $366,502, calculated based on a ten year life, 5.28 percent risk-free interest rate, 63 percent volatility, and no dividend yield due to lender restrictions on the Company’s ability to pay dividends. In addition the Company has never paid dividends. The value of the warrants has been accounted for as a discount on the debt issuance, and is being amortized to interest expense over the outstanding debt term using the effective interest method.

Mortgage Loan

On June 15, 2001, the Company entered into a $1.9 million credit agreement (the “Mortgage Loan”) with SouthTrust Bank (“SouthTrust”). As collateral for the Mortgage Loan, the Company granted SouthTrust a first lien on the premises located at 8675 Hidden River Parkway, Tampa, Florida, and an assignment of all rents and leases related thereto. The Mortgage Loan bears interest at a rate equal to LIBOR plus 300 basis points for periods of 30, 60 or 90 days, calculated using a base year of 360 days. As of December 31, 2002, borrowings under the Mortgage Loan bore interest at LIBOR plus 300 basis points. Pursuant to the terms of the Mortgage Loan, the Company must make monthly payments of principal and accrued interest until June 15, 2004 based on a ten-year amortization schedule. The Company may prepay the principal balance due under the Mortgage Loan at any time without penalty. As of December 31, 2002, the outstanding principal balance was $1.6 million.

Secured loan

On August 26, 2002, two of the Company’s subsidiaries, JLM Realty, Inc. (“JLM Realty”) and JLM Industries (South Africa) (Proprietary) Limited (“JLM SA”), entered into a $2.0 million secured loan (the

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

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

The obligations of JLM Realty and JLM SA under the Secured Loan are joint and several and the principal balance due under the Secured Loan may be prepaid in whole or in part at any time without penalty. As of December 31, 2002, the outstanding principal balance due under the Secured Loan was $0.5 million.

In connection with the Secured Loan, the Company issued warrants to the Trust to purchase up to 1,666,666 shares of the Company’s common stock (the “Trust Warrants”) at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. If the Secured Loan and accrued interest are not repaid in full at maturity the Trust Warrants will become exercisable at the rate of 208.333 shares of the Company’s common stock for every $1,000 of the principal balance of the Secured Loan outstanding on each of the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The Trust Warrants will expire on December 31, 2007. If the Secured Loan and accrued interest are repaid in full on or prior to maturity, the Trust Warrants will terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the Trust Warrants. As of December 31, 2002, 104,166 of the Trust Warrants had become exercisable, and none had been exercised.

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

9.    Stockholders’ Equity

Private Placement

On June 28, 2001, the Company consummated a private placement (the “Private Placement”) of 2,173,913 shares of common stock (the “Shares”) at a purchase price of $1.15 per share, and received an aggregate of $2.5 million in gross proceeds therefor. In connection with the Private Placement, the Company issued warrants to purchase 250,000 shares of the Company’s common stock on March 29, 2001 to Phoenix Enterprises LLC (“Phoenix”) and its designees, at exercise prices of $1.43. The Company issued 100,000 warrants on May 24, 2001 and 325,000 warrants on June 28, 2001 to Phoenix Enterprises LLC (“Phoenix”) and its designees, at an

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity—(Continued)

exercise price of $1.15 per share (collectively, the “Phoenix Warrants”). The Phoenix Warrants were immediately exercisable at the date of the grant and were scheduled to expire five years from the date of grant. On September 7, 2001, Phoenix exercised warrants to purchase 555,000 shares of common stock, using the cashless exercise provision, and received 331,048 shares of common stock. On October 11, 2001, designees of Phoenix exercised warrants to purchase 120,000 shares of common stock, using the cashless exercise provision, and received 70,164 shares of common stock. As of December 31, 2001, all of the Phoenix Warrants had been exercised.

The value of the Phoenix Warrants was estimated as of the respective issue dates using the Black-Scholes model. The Company estimated the total value of the warrant issues to be $1,024,718, calculated based on a five year life, risk-free interest rates between 4.51 percent and 4.96 percent, 63 percent volatility, and no dividend yield due to lender restrictions on the Company’s ability to pay dividends. In addition, the Company has never paid dividends. The value of the warrants has been accounted for within additional paid in capital as a cost of the issuance of the private placement.

At the time of the closing, the Company entered into a registration rights agreement with the holders of the Shares and Phoenix Warrants which required the Company to file a registration statement with the Securities and Exchange Commission relating to the sale of the Shares and shares of common stock issuable upon exercise of the Phoenix Warrants within 30 days from the closing date and use the Company’s best efforts to cause such registration statement to be declared effective. The Company filed a Form S-3 Registration Statement on July 20, 2001 relating to the offer and sale by certain shareholders of up to 4,511,022 shares of the Company’s common stock. The Company will not receive any proceeds from the sale of the Shares. The Company’s Registration Statement on Form S-3 became effective on October 30, 2001.

The following table summarizes information concerning the warrants issued in connection with the Company’s debt for the years ended December 31:

	Years Ended December 31,
	2002	2001
Warrants granted	1,666,666	955,109
Warrants vested	104,166	955,109
Warrants exercised	—	675,000
Warrants canceled	1,250,002	—
Warrants outstanding at end of year	696,773	280,109
Warrants exercisable at end of year	384,275	280,109

10.    Related Party Transactions

The Company has a balance receivable of approximately $1,422,000 and $1,405,000 owed by the majority stockholder at December 31, 2002 and 2001 respectively, and is included in Other assets in the Consolidated Balance Sheet. The balance of the receivable was approximately $1,428,000 at July 31, 2002.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The significant components of the deferred tax assets and liabilities were as follows at December 31:

	2002	2001
Deferred tax assets:
Foreign intangible assets	$135,727	$135,727
Foreign net operating loss and other carryforwards	1,543,324	1,549,215
Tax loss carryforwards	3,754,723	3,298,241
Minimum tax credit carryforward	644,199	1,052,991
Other investments	584,100	584,100
Allowance for bad debts	253,889	101,255
Inventory.	140,164	122,453
Other	466,892	511,736

	7,523,018	7,355,718
Valuation allowance	(2,148,189)	(1,684,942)

Total deferred tax assets	5,374,829	5,670,776

Deferred tax liabilities:
Property	(4,892,933)	(6,403,099)
Nonconsolidated investments	(481,896)	(493,962)
Foreign prepaid expenses	(752,043)	(752,043)
Foreign reserves and other	(1,319,192)	(1,319,192)

Total deferred tax liabilities	(7,446,064)	(8,968,296)

Net deferred tax liability	$(2,071,235)	$(3,297,520)

The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $2,148,189, and $1,684,942 respectively, which serves to reduce the potential tax benefits to be derived from foreign tax jurisdictions, due to management’s assessment that it is not more likely than not to realize these benefits. The net change in the total valuation allowance for the years ended December 31, 2002, 2001, and 2000, was an increase of $463,247, a decrease of $966,629, and an increase of $613,574, respectively.

Current and deferred income tax (benefit) provision consisted of the following at December 31:

	2002	2001	2000
Current
Federal	$(301,971)	$(32,414)	$(233,351)
State and local	—	86,730	(12,280)
Foreign	(8,300)	246,022	1,013,280

Total Current	(310,271)	300,338	767,649
Deferred	(1,097,820)	669,421	(4,772,410)

Total income tax (benefit) provision	$(1,408,091)	$969,759	$(4,004,761)

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes—(Continued)

At December 31, 2002, there were Venezuelan net operating loss carryforwards (NOLs) of approximately $2,250,000, available to offset future foreign taxable income. These net operating losses expire in various years after 2003. At December 31, 2002 and 2001, there were Holland NOLs of approximately $1,700,000 and $2,100,000, respectively, that may be carried forward indefinitely.

JLM’s effective tax rate differs as follows from the statutory federal income tax rate of 34% for the fiscal years ended December 31:

	2002	2001	2000
Statutory federal income tax rate	34.00%	34.00%	(34.00)%
State and local income taxes, net of federal income tax benefit	4.71	(11.34)	(3.55)
Difference arising from transactions with, and profit and loss of, foreign subsidiaries not deductible or includible for U.S. tax purposes	0.01	(4.84)	1.85
Repatriation of earnings from non-U.S subsidiaries	—	(15.71)	—
Difference arising from the repatriation from and transaction to dispose of the stock of JLM Asia	—	(62.51)	—
Change in valuation allowance	(8.98)	2.08	—
Unused and expiring net operating loss carryforwards and credits	(4.79)	—	—
Other	(4.36)	10.32	3.14

Effective income tax rate	20.59%	(48.00)%	(32.56)%

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

12.    Treasury Stock

On January 1, 2000 the Company purchased 5,040 shares of common stock from certain officers of the Company valued at approximately $17,000. The Company entered into the transactions in order to assume certain tax liabilities related to the vested portion of restricted stock received by the officers.

On September 6, 2000, the Company’s Board of Directors approved a Stock Repurchase Program whereby the Company could purchase up to 100,000 shares of its common stock. During 2000, the Company purchased approximately 92,000 shares of its common stock for approximately $238,000 under the Stock Repurchase Program.

In August 2001, the Company issued 25,000 shares of its common stock out of treasury in satisfaction of an obligation for consulting services rendered. The shares held in treasury had been acquired by the Company at a cost of approximately $149,000.

In January 2002, the Company issued 30,000 shares of its common stock out of treasury in satisfaction of an obligation for consulting services rendered. The shares held in treasury had been acquired by the Company at a cost of approximately $175,000.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments and Contingencies

JLM is obligated under operating leases with remaining non-cancelable terms of a year or more for office equipment, storage facilities and automobiles. The approximate minimum annual rentals under these leases at December 31, 2002, are as follows:

2003	$1,160,000
2004	709,000
2005	378,000
2006	118,000
2007 and thereafter	28,000

Total minimum lease payments	$2,393,000

Total rental expenses for all operating leases approximated $1,620,000, $3,362,000 and $2,682,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

In 1998, the Company assumed from the previous owner of both the JLM Terminals facility and the JLM Realty property, the implementation of state approved Remedial Action Plans (“RAPs”) to address onsite petroleum contamination at the sites. Compliance with the RAPs does not foreseeably require any capital expenditures and the Company believes that the owners of the neighboring properties may bear a significant portion of the responsibility or any additional remediation. JLM does not believe that a material amount of funds will be required to complete remediation at either site. Accordingly, the Company has not accrued any amounts related to the remediation.

On May 26, 1999, the Company entered into an Option Agreement (the “Option”), for $1,100,000, to acquire 85% of the outstanding common shares of GZ Holdings Inc. at a purchase price of $15,000,000. The Option was originally scheduled to expire March 31, 2000. The Company had not exercised its option as of December 31, 1999. In March 2000, the parties extended the option expiration date to March 31, 2001 and amended the purchase price to $20,000,000. The Company elected not to exercise this option and wrote off the $1,100,000 in the fourth quarter of 2000.

During 1999, the Company entered into a sales contract with a third party to sell phenol on a formula based price. Upon entering the contract, the Company received $4,160,000 as a prepayment towards future purchases by the third party. Volume commitments by the third party were 18 million pounds in 1999, and 30 million pounds annually for each of the years 2000 through 2008. The prepayment was recorded as deferred revenue and

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments and Contingencies—(Continued)

is being applied against purchases over the agreement term. Sales exceeding the yearly volume under the contract will be sold at market price. In March 2000, the parties amended the agreement, which revised the formula based price. In return, the Company received and deferred an additional $1,000,000 from the third party.

The Company is committed for the future purchase of raw materials used in its Blue Island facility at the current market price less a specified discount. Commitments are for the monthly purchase of 25,000 barrels of benzene, and 30,000 barrels of propane propylene through the end of 2002. Additionally, the Company extracts propylene from the propane propylene and is committed to sell 7,000 barrels per month of odorized propane back to the supplier at the current market price less a specified discount. This commitment was in effect through the end of 2002. An extension of this commitment is currently being negotiated.

During 2002, a vendor of Inquinosa, the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,499,000 at current exchange rates) as of April 7, 2003. This amount represents the total potential liability for these guarantees at December 31, 2002. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($514,000 at current exchange rates) as of April 7, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

The following summarizes the assets, liabilities and stockholders’ equity of Inquinosa at December 31:

	2002	2001
Assets
Current	$929,768	$1,803,637
Noncurrent	12,456	13,905

Total assets	$942,224	$1,817,542

Liabilities and stockholders’ equity
Current liabilities	$363,831	$911,767
Long-term liabilities	24,630	24,655
Stockholders’ equity	553,763	881,120

Total liabilities and stockholders’ equity	$942,224	$1,817,542

The following summarizes revenues, cost of revenues, and net income for the years ended December 31:

	2002	2001	2000
Revenues	$2,877,941	$3,546,892	$11,392,778
Cost of revenues	2,299,396	2,664,248	9,690,923
Net income (loss)	(302,223)	254,020	919,533

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Profit-Sharing Plan

The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company’s contribution rate is determined annually at the beginning of each plan year. In 2001 and 2000, there was no Company contribution for non-union employees, but the Company made matching contributions of 100% of the amount contributed by union employees up to a maximum amount of 6% of the employees’ compensation in accordance with their collective bargaining agreement. In 2002, the Company made matching contributions of 100% of the amount contributed by all eligible employees up to a maximum amount of 6% of the employees’ compensation. The costs for this plan were approximately $114,000, $84,000 and $81,000 in 2002, 2001 and 2000, respectively.

15.    Dispositions

During the second quarter of 2001 the Company sold a portion of JLM Marketing’s solvents distribution business in the United States to Sasol North America for $2,900,000 in cash. The primary assets sold as part of the transaction were customer and supplier lists, marketing records, promotional materials, and contracts and agreements. The assets were generated internally by the Company and as a result had no carrying value. The $2,900,000 is reflected in Other income in the consolidated statement of operations and comprehensive loss.

On October 4, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary, JLM Chemicals Asia Pte, Ltd. (“JLM Asia”) for $1,700,000 in cash and the cancellation of letters of credit in the amount of $3,000,000. Included in the Company’s results for the year ended December 31, 2001 is a charge of $1,419,043 to reflect the loss on the transaction. As a result of the sale, $469,657 of cumulative foreign currency translation adjustments has been transferred from equity and included in the statement of operations as part of the loss recognized on the disposition. Revenues, net income (loss), and earnings (loss) per share, excluding the loss on the sale of $1,419,043 in 2001, of JLM Asia, for the years ended December 31, 2001, and 2000 are as follows:

	Years Ended December 31,
	2001	2000
Revenues	$130,961,912	$111,936,590
Net income (loss)	$(1,281,553)	$1,303,870
Effects on basic and diluted earnings (loss) per share	$(0.15)	$0.20

On October 10, 2001, the Company sold substantially all of the assets of JLM Terminals, Inc. (“JLM Terminals”) for $6.25 million cash. The carrying value of the property and equipment was $2.5 million. Revenues, net income (loss), and earnings (loss) per share, excluding the gain on the sale of assets of $3.7 million, of JLM Terminals, for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31,
	2001	2000
Revenues	$1,657,822	$2,009,767
Net income (loss)	$(1,524,841)	$(265,364)
Effects on basic and diluted earnings (loss) per share	$(0.18)	$(0.04)

16.    Stock-Based Compensation

The Company has a long-term incentive plan (“LTIP”) whereby 750,000 shares of Common Stock are reserved for issuance under the LTIP. Under the LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to JLM employees.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Stock-Based Compensation—(Continued)

During 2002, 2001, and 2000, the Company granted options for 10,000, 15,000, and 104,000 shares with an exercise price ranging from $1.40, $2.60-$2.70, and $3.00-$3.30, respectively. There were options to purchase 238,100 shares outstanding at December 31, 2002. The average market price of the Company’s common stock was less than the exercise price of the options throughout 2002. At December 31, 2002, 430,650 shares were available for future grants.

The following table summarizes information concerning the options issued under the Company’s Long-Term Incentive Plan for the years ended December 31:

	Years Ended December 31,
	2002	2001	2000
Options granted	10,000	15,000	104,000
Options vested	62,613	49,327	—
Options canceled	147,400	38,800	148,532

Options outstanding at December 31, 2002 and 2001 were 238,100 and 375,500, respectively. Options exercisable at December 31, 2002 and 2001 were 214,318 and 288,303, respectively.

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

17.    Employee Stock Purchase Plan

On July 2, 1997, the Company approved an employee stock purchase plan (the “Purchase Plan”) whereby an aggregate of 75,000 shares of Common Stock are reserved for issuance under the Purchase Plan. Under the Purchase Plan, all employees will be given an opportunity to purchase shares of JLM Common Stock two times a year at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period. The Purchase Plan provides for two offering periods, the months of March and September, in each of the years 1997 through 2006. During 2002, 2001, and 2000, employees of the Company purchased 1,559, 16,980, and 26,020 shares, respectively, of the Company’s common stock under the Purchase Plan, yielding proceeds to the Company of $1,883, $23,060, and $68,872, respectively.

On September 28, 2001, the Company approved an additional employee stock purchase plan (as amended the “2001 Purchase Plan”) whereby an aggregate of 600,000 shares of Common Stock are reserved for issuance under the 2001 Purchase Plan. Under the 2001 Purchase Plan all employees will be given the opportunity to enter into a subscription agreement to purchase shares of JLM Company Stock in an amount equal to 10% of their compensation. The subscription agreement covers the following four consecutive stock purchase dates defined in the plan as “Delivery Dates”. The Delivery Dates coincide with the first day of each calendar quarter, January 1, April 1, July 1, and October 1. The purchase price for the shares is fair market value defined as the average of the closing sale prices for the Company’s common stock for the ten trading days immediately preceding each Delivery Date, and is paid for through payroll contributions from the employee over the three month period following the purchase. During 2002 and 2001 employees of the Company purchased 96,671 and 18,281 shares, respectively, of the Company’s common stock under the 2001 Purchase Plan, yielding proceeds to the Company of $143,629 and $44,424, respectively.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Reporting

JLM’s business consists of a marketing and a manufacturing segment. JLM’s marketing segment includes its distribution, storage and terminaling operations and all other sourcing operations.

The following schedule presents information about JLM’s segments and geographic locations for the years ended December 31:

	2002	2001	2000
Industry Segment
Revenues from external customers:
Marketing	$212,080,699	$316,170,983	$410,524,343
Manufacturing	29,383,101	24,055,530	23,933,582

	$241,463,800	$340,226,513	$434,457,925

Operating (Loss) Income:
Marketing	$1,028,452	$(778,070)	$2,910,368
Manufacturing	(2,747,653)	(1,253,637)	(2,116,152)
Corporate	(3,756,999)	(3,826,648)	(4,375,195)

	$(5,476,200)	$(5,858,355)	$(3,580,979)

Capital Expenditures:
Marketing	$34,670	$140,278	$1,036,037
Manufacturing	511,375	451,640	512,376
Corporate	481,687	—	—

	$1,027,732	$591,918	$1,548,413

Depreciation and Amortization:
Marketing	$915,436	$1,727,449	$1,987,325
Manufacturing	1,971,068	1,958,848	1,760,127
Corporate	248,338	134,550	145,690

	$3,134,842	$3,820,847	$3,893,142

Identifiable Assets:
Marketing	$45,778,927	$47,743,425	$96,494,688
Manufacturing	25,142,626	21,429,348	24,666,907
Corporate	18,785,962	14,790,205	15,218,321

	$89,707,515	$83,962,978	$136,379,916

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Reporting—(Continued)

	2002	2001	2001
Geographic Location
Revenues from external customers:
United States	$138,049,035	$100,779,705	$150,699,157
Venezuela	—	—	1,673,624
Holland	78,883,497	81,614,985	131,611,851
Singapore	—	128,507,685	111,568,490
South Africa	22,537,202	22,661,010	23,392,630
Other nations	1,994,066	6,663,128	15,512,173

	$241,463,800	$340,226,513	$434,457,925

Revenues from outside the United States	$103,414,765	$239,446,808	$283,758,768

Operating (Loss) Income:
United States	$(2,248,979)	$(2,149,448)	$(2,169,502)
Venezuela	—	—	(537,510)
Holland	293,579	(1,417,556)	672,770
Singapore	—	1,251,441	1,414,023
South Africa	737,404	128,611	93,861
Other nations	(501,205)	155,245	1,320,574
Corporate	(3,756,999)	(3,826,648)	(4,375,195)

	$(5,476,200)	$(5,858,355)	$(3,580,979)

Identifiable Assets:
United States	$58,578,619	$57,237,862	$68,752,786
Venezuela	—	—	5,659,945
Holland	14,561,280	13,168,874	17,041,868
Singapore	—	—	28,715,830
South Africa	12,548,579	8,564,925	9,256,293
Other nations	4,019,037	4,991,317	6,953,194

	$89,707,515	$83,962,978	$136,379,916

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Quarterly Financial Data (Unaudited)

	Quarter Ended
	Mar 31 (4)	Jun 30	Sept 30	Dec 31
Fiscal 2002
Revenues	$44,643,807	$64,166,267	$63,210,597	$69,443,129
Gross profit	2,144,036	3,997,632	1,970,640	5,043,454
Loss before cumulative effect of accounting change	(1,299,386)	(280,485)	(3,225,291)	(622,862)
Loss before cumulative effect of accounting change, per share-basic and diluted	$(0.13)	$(0.03)	$(0.34)	$(0.07)
Net loss	(7,547,971)	(280,485)	(3,225,291)	(622,862)

	Quarter Ended
	Mar 31	Jun 30 (1)	Sept 30 (2)	Dec 31 (3)
Fiscal 2001
Revenues	$116,038,922	$105,755,292	$82,966,386	$35,465,913
Gross profit	6,482,944	5,100,210	3,147,927	2,921,901
Net income (loss)	252,501	577,015	(1,142,596)	(2,676,779)
Net income (loss) per share-basic and diluted	$0.04	$0.08	$(0.13)	$(0.34)

	Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31
Fiscal 2000
Revenues	$87,406,578	$110,943,829	$117,918,095	$118,189,423
Gross profit	3,523,442	5,480,363	5,881,874	6,784,086
Net loss	(1,492,100)	(869,299)	(848,666)	(5,086,342)
Net loss per share-basic	$(0.23)	$(0.13)	$(0.13)	$(0.77)
Net loss per share-diluted	$(0.23)	$(0.14)	$(0.13)	$(0.77)

(1)	Includes the $2.9 million gain relating to the sale of a portion of JLM Marketing’s solvents distribution business in the United States.
(2)	Includes the $1.4 million loss relating to the sale of JLM Asia and the $3.0 million gain on settlement of a lawsuit.
(3)	Includes the $3.7 million gain relating to the sale of the JLM Terminals property.
(4)	Results have been restated to reflect the $6.2 million adjustment to adopt Statement No. 142 effective January 1, 2002. See Notes 2 and 4. Following is a reconciliation of amounts as reported in the Form 10-Q for the period ended March 31, 2002 to the restated amounts:

Net loss as reported	$(1,299,386)
Cumulative effect of accounting change	(6,248,585)

Net loss as restated	$(7,547,971)

JLM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

	Balance at Beginning of Year	Charged to Expenses	Deductions		Balance at End of Year
Year ended December 31, 2002
Accumulated amortization (1)	$4,317,411	$846,974	$1,135,164	(5)	$3,425,369
Allowance for doubtful accounts	$610,685	$327,304	$246,201	(4)	$691,788
Year ended December 31, 2001
Accumulated amortization (1)	$3,713,559	$1,060,266	$456,414	(3)	$4,317,411
Allowance for doubtful accounts	$287,754	$602,628	$279,697	(4)	$610,685
Year ended December 31, 2000
Accumulated amortization (1)	$2,790,542	$923,017	$—		$3,713,559
Allowance for doubtful accounts	$1,105,149	$263,048	$1,080,443	(2)	$287,754

(1)	Represents the accumulated amortization of other intangibles, deferred acquisition costs, license fees, certain development costs and advances on non-competition agreements.
(2)	Represents transfer of Venezuela’s net assets.
(3)	Represents the sale of intangible assets of JLM Asia.
(4)	Represents write-offs of uncollectible accounts.
(5)	Represents adjustments to accumulated amortization related to goodwill impairment.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be contained in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION:

The information required by this Item 11 will be contained in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of March 31, 2003, for (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the named executive officers (as defined under applicable Securities and Exchange Commission Rules) of the Company (the “Named Executive Officers”) and (iv) all executive officers and directors as a group.

Directors, Directors Nominees & Executive Officers	Number Beneficially Owned (1)		Percent of Class
Name of Beneficial Owner (8)
John L. Macdonald	4,133625	(2)	43.0%
Maxwell Stolzberg, as Trustee of an Irrevocable Trust	2,429,608	(2)	25.3%
Philip S. Sassower	477,414	(3)	4.9%
Walter M. Tarpley	93,215	(4)	*
Michael Molina	67,003	(4)	*
Linda Sato	39,027	(4)	*
Sean D. Macdonald	35,872	(4)	*
A. Gordon Tunstall	11,330	(5)	*
Jerry A. Weinstein	11,000	(5)	*
Vincent J. Namoli	10,000	(5)	*
All Directors, Nominees for Directors and Executive Officers as a group (9 persons)	4,878,486		49.4%
5% Shareholders
Derry Macdonald	1,349,000	(2)(6)	14.1%
Dimensional Fund Advisors, Inc.	463,600	(7)	5.0%

*	Less than one percent ownership
(1)	Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares to which a person has or shares voting power and/or investment power and any shares as of a given date which such persons has the right to acquire within 60 days after such date. Except as otherwise indicated, all shares are held of record with sole voting and investment power.
(2)

Of the shares shown for Mr. Macdonald and Mr. Stolzberg, as Trustee, 2,429,608 shares are held of record by an Irrevocable Trust of which Mr. Stolzberg is Trustee and Mr. Macdonald is the grantor and sole beneficiary. Under terms of the Irrevocable Trust, Mr. Stolzberg, as Trustee, has the full and exclusive right and power to vote and dispose of all shares of the Common Stock held by the Irrevocable Trust. However, as a result of Mr. Macdonald’s right to terminate the Irrevocable Trust by providing written notice at certain specified times and acquire beneficial ownership of the shares of Common Stock held by the Irrevocable Trust, Mr. Macdonald and the Trustee may be deemed to share voting and investment control with respect to the shares of Common Stock held by the Irrevocable Trust. Also, of the shares shown for Mr. Macdonald,

1,349,000 are held of record by Derry L. Macdonald, but Mr. Macdonald is deemed to beneficially own these shares because pursuant to a Stockholders Voting Agreement, Irrevocable Proxy and Right of First Refusal Mr. Macdonald has a right to vote the shares. For Mr. Macdonald, the number of shares include 167,040 shares of Common Stock held by two irrevocable trusts created for the benefit of Mr. Macdonald’s children for which Mr. Macdonald disclaims beneficial ownership. Mr. Macdonald personally owns 147,977 shares. Additionally, Mr. Macdonald’s shares include 35,000 shares deemed to be beneficially owned by Mr. Macdonald by virtue of certain stock options that are currently exercisable.

(3)	For Mr. Sassower, the number of shares includes 331,048 shares held by Phoenix Enterprises LLC, of which Mr. Sassower is the managing member. Additionally, 37,200 shares are held by the Phillip S. Sassower 1996 Charitable Remainder Annuity Trust, of which Mr. Sassower and his wife are co-trusteees, 104,166 shares ore issuable upon exercise of stock warrants granted to the Phillip S. Sassower 1996 Charitable Remainder Annuity Trust, and 5,000 shares issuable upon exercise of stock options granted to Mr. Sassower, which are currently exercisable or exercisable within 60 days of March 31,2003.
(4)	For Mr. Tarpley, the number of shares includes 45,000 shares of vested options and 48,215 shares personally owned. For Mr. Molina, the number of shares includes 40,555 shares of vested options and 26,448 share personally owned. For Ms. Sato, the number of shares includes 21,000 shares of vested options and 18,027 shares personally owned. For Mr. Sean Macdonald, the number of shares includes 15,000 shares of vested options, and 20,872 shares personally owned.
(5)	For Mr. Weinstein, the number of shares shown reflects 11,000 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days. For Mr. Tunstall, the number of shares shown reflects 5,000 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days, and 6,330 shares personally owned. For Mr. Naimoli, the number of shares shown reflects 10,000 shares deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or will become exercisable in 60 days.
(6)	This information is derived from a Schedule 13G dated October 25, 2001 filed by Derry L. Macdonald. The business address of Ms. Macdonald is 1047 Royal Pass Road, Tampa, Florida 33602. John L. Macdonald has the right to vote these shares pursuant to a Stockholders Voting Agreement, Irrevocable Proxy and Right of First Refusal.
(7)	This information is derived from a Schedule 13G dated February 12, 2002 filed by Dimensional Fund Advisors. The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(8)	The business address for Messrs. Macdonald, Stolzberg (as trustee), Sassower, Tarpley, Molina, S. Macdonald, Weinstein, Tunstall, Naimoli and Ms. Sato is c/o JLM Industries, Inc., 8675 Hidden River Parkway, Tampa, Florida 33637. The business address for Mr. Tunstall is 13153 N. Dale Mabry, Tampa, Florida 33618.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this Item 13 will be contained in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 14.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of the filing of this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed with, and as part of, this Annual Report on Form 10-K.

1.	Financial Statements: Consolidated Financial Statements, Notes to Consolidated Financial Statements and report thereon of Ernst & Young LLP are found in Item 8 “Consolidated Financial Statements and Supplemental Data” herein.

2.	Financial Statements: Consolidated Financial Statements, Notes to Consolidated Financial Statements and report thereon of Deloitte & Touche LLP are found in Item 8 “Consolidated Financial Statements and Supplemental Data” herein.

3.	Financial Statement Schedules: The following Consolidated Financial Statement Schedule and reports are included herein:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

For the Independent Auditors’ Report on the Consolidated Financial Statements and Consolidated Financial Statement Schedule, see index at the beginning of Item 8, “Consolidated Financial Statements and Supplemental Data.”

All other schedules are not submitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

4.	Exhibits: See Item 15(c) below.

(b)  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

(c)  Exhibits Filed Herewith:

3.1		Articles of Incorporation, as amended (1)

3.2		Form of Amended and Restated Articles of Incorporation (1)

3.3		Bylaws (1)

3.4		Form of Amended and Restated Bylaws (1)

4.0		Form of Common Stock Certificate (1)

4.1		Warrant to purchase shares of common stock of the Company held by GATX Capital Corporation, dated June 28, 2001 (6)

10.1		Authorized Distributor Agreement between GE Petrochemicals, Inc. and JLM Marketing, Inc. for Styrene (1)

10.2	**	Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for N-Propanol (1)

10.3	**	Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for Acetone (1)

10.4	**	Memorandum of Agreement between Sasol Chemical Industries (PTY) Ltd. and JLM Marketing, Inc. for Methyl Ethyl Ketone (1)

10.5	**	Acetone Sales Agreement between Mt. Vernon Phenol Plant Partnership, JLM Marketing, Inc. and JLM Industries, Inc. (1)

10.6		Propane/Propylene Agreement between Clark Oil & Refining Corporation and BTL Specialty Resins Corp. (1)

10.7	Q-Max Process License Agreement between BTL Specialty Resins Corp. and UOP (1)

10.8	Credit Agreement among JLM Chemicals, Inc., The CITGroup/Equipment Financing, Inc. and The CIT Group/Business Credit, Inc., as amended (1)

10.9	Security Agreement by JLM Chemicals, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

10.10	Pledge Agreement by JLM Industries, Inc. in favor of the Lenders and The CIT Group/Equipment Financing, Inc. (1)

10.11	Mortgage, Assignment of Leases and Rents and Security Agreement from JLM Chemicals, Inc. to The CIT Group/Equipment Financing, Inc., as corrected and modified (1)

10.12	Partnership Agreement of Mt. Vernon Phenol Plant Partnership (1)

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

10.27

Management, Operating and Stockholders Agreement of Olefins Terminal Corporation between D-S

Splitter, Inc., Ultramar Diamond Shamrock Corporation, JLM Industries, Inc., Olefins Marketing, Inc.

and Olefins Terminal Corporation (1)

10.28	Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat (1)

10.29	Agreement for Sale and Purchase of Common Stock between John L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc. (1)

10.30	Agreement for Sale and Purchase of Common Stock between John L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc. (1)

10.31	Form of Indemnification Agreement for Officers and Directors (1)

10.32	Form of 1997 Employee Stock Purchase Plan (1)

10.33	2001 Employee Stock Purchase Plan (1)

10.34	Form of Long Term Incentive Plan (1)

10.35	Form of Non-employee Directors’ Plan (1)

10.36	Asset Purchase Agreement between Union Oil Company of California and Ashland Chemical, Inc. (1)

10.37	Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (1)

10.38

Final Form of Indemnification Agreements effective as of July 29, 1997 (except for Walter M. Tarpley whose effective date was January 1, 1999) by and between the following officers and/or Directors of

JLM Industries, Inc. (1):

Name	Date Signed
John L. Macdonald	January 07, 1999
Thaddeus J. Lelek	January 11, 1999
Wilfred J. Kimball	January 07, 1999
Frank A. Musto	January 07, 1999
John T. White	January 11, 1999
Michael J. Molina	January 07, 1999
Linda Sato	January 07, 1999
Sean D. Macdonald	January 07, 1999
Roger C. Kahn	January 24, 1999
Jerry L. Weinstein	January 20, 1999
Walter M. Tarpley	January 13, 1999

10.39	Employment agreement between JLM Industries, Inc. and Walter M. Tarpley dated December 3, 1998 (2)

10.40	Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (3)

10.41	Purchase agreement with ICI South Africa Limited. (4)

10.42	Purchase agreement with Societe Financiere d’Entreposage et de Commerce International de l’Alcool, S.A. (4)

10.43	Employment agreement between JLM Industries, Inc. and Michael E. Hayes dated October 1, 2000 (5)

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

10.45	Loan and Security Agreement, dated June 28, 2001, by and between the Company and Congress Financial Corporation (Florida) (6)

10.46	Loan Agreement, dated June 28, 2001, by and between the Company and GATX Capital Corporation (6)

10.47	Credit Agreement, dated June 15, 2001, by and between the Company and SouthTrust Bank (6)

10.48	Purchase Agreement, dated June 7, 2001, by and among the Company and the Investors listed on Schedule I attached thereto (6)

10.49	Share Sale Agreement, dated September 19, 2001, by and among Chan Kwok Weng, Kong Hwai Ming and Unibros Investment Pte Ltd. and JLM International, Inc. (8)

10.50	Asset Purchase Agreement, dated October 1, 2001, by and between JLM Terminals, Inc. and CTI of North Carolina, Inc. (8)

10.51

Secured Promissory Note, dated August 26, 2002, by and among, JLM Realty, Inc., JLM Industries (South Africa)(Proprietary) Limited and The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (9)

10.52

Security Agreement and Guaranty, dated August 26, 2002, by and among, JLM Industries (South Africa)(Proprietary) Limited, JLM Chemicals, Inc, and The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (9)

10.53	Warrant to purchase shares of common stock of the Company held by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, dated August 26, 2002 (9)

10.54

Deed of trust, dated August 26, 2002, made by JLM Realty, Inc. as grantor, to James L. Seay, Jr., as trustee, for the benefit of The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, as beneficiary (9)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

99.1	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-27843) filed with the Commission on July 21, 1997.
(2)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 10-Q, filed with the Commission on May 14, 1999.
(3)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K/A, filed with the Commission on June 23, 1999.
(4)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000.
(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed with the Commission on April 18, 2001.
(6)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K, filed with the Commission on July 6, 2001.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-70614) filed with the Commission on October 1, 2001.
(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K, filed with the Commission on October 18, 2001.
(9)	Incorporated by reference to the Exhibits filed with the Company’s Report on Rorm 10-Q, filed with the Commission on November 18, 2002.

**	Confidential treatment has been requested with respect to portions of this Exhibit.

(d)  Financial Statement Schedules:    See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2003	JLM INDUSTRIES, INC.

	By:	/s/ JOHN L. MACDONALD
John L. Macdonald President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. MACDONALD John L. Macdonald	President, Chief Executive Officer and Director (President and Chief Executive Officer)	April 15, 2003

/s/ MICHAEL MOLINA Michael Molina	Vice President and Chief Financial Officer (President and Chief Executive Officer)	April 15, 2003

/s/ WALTER M. TARPLEY Walter M. Tarpley	Director	April 15, 2003

/s/ SEAN D. MACDONALD Sean D. Macdonald	Director	April 15, 2003

/s/ JERRY L. WEINSTEIN Jerry L. Weinstein	Director	April 15, 2003

/s/ PHILIP S. SASSOWER Philip S. Sassower	Director	April 15, 2003

/s/ VINCENT J. NAIMOLI Vincent J. Naimoli	Director	April 15, 2003

/s/ A. GORDON TUNSTALL A. Gordon Tunstall	Director	April 15, 2003

Certification

I, John L. Macdonald, certify that:

1.  I have reviewed this annual report on Form 10-K of JLM Industries, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN L. MACDONALD
John L. Macdonald President and Chief Executive Officer

Dated: April 15, 2003

Certification

I, Michael Molina, certify that:

1.  I have reviewed this annual report on Form 10-K of JLM Industries, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL MOLINA
Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2003

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

10.28	Investment Agreement by and between JLM Industries, Inc. and Tan Siew Kiat (1)

10.29	Agreement for Sale and Purchase of Common Stock between John L. Macdonald and Gene Harmeyer, as owners of the capital stock of Aurora Chemical, Inc., and JLM Marketing, Inc. (1)

10.30	Agreement for Sale and Purchase of Common Stock between John L. Macdonald, owner of the capital stock of Phoenix Tank Car Corp., and JLM Marketing, Inc. (1)

10.31	Form of Indemnification Agreement for Officers and Directors (1)

10.32	Form of 1997 Employee Stock Purchase Plan (1)

10.33	2001 Employee Stock Purchase Plan (7)

10.34	Form of Long Term Incentive Plan (1)

10.35	Form of Non-employee Directors’ Plan (1)

10.36	Assignment and Assumption Agreement between Ashland Chemical, Inc. and JLM Terminals, Inc. (1)

10.37	Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (1)

10.38

Final Form of Indemnification Agreements effective as of July 29, 1997 (except for Walter M. Tarpley whose effective date was January 1, 1999) by and between the following officers and/or Directors of JLM Industries, Inc. (1):

Name	Date Signed
John L. Macdonald	January 07, 1999
Thaddeus J. Lelek	January 11, 1999
Wilfred J. Kimball	January 07, 1999
Frank A. Musto	January 07, 1999
John T. White	January 11, 1999
Michael J. Molina	January 07, 1999
Linda Sato	January 07, 1999
Sean D. Macdonald	January 07, 1999
Roger C. Kahn	January 24, 1999
Jerry L. Weinstein	January 20, 1999
Walter M. Tarpley	January 13, 1999

10.39	Employment agreement between JLM Industries, Inc. and Walter M. Tarpley dated December 3, 1998 (2)

10.40	Tolson Holland B.V., Tolson Transport B.V. and Tolson Asia Pte Ltd combined financial statements for the three-year period ended December 31, 1997. (3)

10.41	Purchase agreement with ICI South Africa Limited. (4)

10.42	Purchase agreement with Societe Financiere d’Entreposage et de Commerce International de l’Alcool, S.A. (4)

10.43	Employment agreement between JLM Industries, Inc. and Michael E. Hayes dated October 1, 2000 (5)

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

10.45	Loan and Security Agreement, dated June 28, 2001, by and between the Company and Congress Financial Corporation (Florida) (6)

10.46	Loan Agreement, dated June 28, 2001, by and between the Company and GATX Capital Corporation (6)

10.47	Credit Agreement, dated June 15, 2001, by and between the Company and SouthTrust Bank (6)

10.48	Purchase Agreement, dated June 7, 2001, by and among the Company and the Investors listed on Schedule I attached thereto (6)

10.49	Share Sale Agreement, dated September 19, 2001, by and among Chan Kwok Weng, Kong Hwai Ming and Unibros Investment Pte Ltd. and JLM International, Inc. (8)

10.50	Asset Purchase Agreement, dated October 1, 2001, by and between JLM Terminals, Inc. and CTI of North Carolina, Inc. (8)

10.51

Secured Promissory Note, dated August 26, 2002, by and among, JLM Realty, Inc., JLM Industries (South Africa)(Proprietary) Limited and The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (9)

10.52

Security Agreement and Guaranty, dated August 26, 2002, by and among, JLM Industries (South Africa)(Proprietary) Limited, JLM Chemicals, Inc, and The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (9)

10.53	Warrant to purchase shares of common stock of the Company held by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, dated August 26, 2002 (9)

10.54

Deed of trust, dated August 26, 2002, made by JLM Realty, Inc. as grantor, to James L. Seay, Jr., as trustee, for the benefit of The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, as beneficiary (9)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte and Touche LLP to the consolidated financial statements of JLM Industries, Inc. and subsidiaries

99.1	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-27843) filed with the SEC on July 21, 1997.
(2)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 10-Q, filed with the Commission May 14, 1999.
(3)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K/A, filed with the Commission June 23, 1999.
(4)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed with the Commission March 30, 2000.
(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed with the Commission on April 18, 2001.
(6)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K, filed with the Commission on July 6, 2001.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-70614) filed with the Commission on October 1, 2001.
(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K, filed with the Commission on October 18, 2001.
(9)	Incorporated by reference to the Exhibits filed with the Company’s Report on Rorm 10-Q, filed with the Commission on November 18, 2002.

**	Confidential treatment has been requested with respect to portions of this Exhibit.