Form 10-Q
period 2003-03-31
JLM INDUSTRIES INC
filed 2003-05-20
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Class	Outstanding at May 12, 2003
Common stock, par value $.01 per share	9,672,993

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$803	$1,768
Accounts Receivable:
Trade – net	39,560	35,764
Other	1,146	1,415
Inventories	12,972	14,415
Prepaid expenses and other current assets	1,716	2,058
Income tax receivable	11	294

Total current assets	56,208	55,714
Other investments	5,321	5,329
Property and equipment – net	18,270	18,789
Goodwill	1,071	1,071
Other intangibles – net	2,446	2,507
Other assets – net	6,191	6,298

Total assets	$89,507	$89,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$51,350	$50,370
Current portion of debt	2,308	3,305
Deferred revenue – current	502	503
Income taxes payable	—	218

Total current liabilities	54,160	54,396
Long-term debt	15,504	14,519
Deferred income taxes	2,082	2,071
Minority interest	429	469
Deferred revenue and other liabilities	2,393	2,537

Total liabilities	74,568	73,992

Stockholders’ Equity:
Preferred stock – authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock – $.01 par value; 30,000,000 shares authorized; 10,198,046 and 10,150,989 shares issued, respectively	102	102
Additional paid-in capital	24,953	24,907
Accumulated deficit	(4,506)	(3,366)
Accumulated other comprehensive loss	(2,664)	(2,981)

	17,885	18,662

Less treasury stock at cost – 610,979 shares in each period	(2,946)	(2,946)

Total stockholders’ equity	14,939	15,716

Total liabilities and stockholders’ equity	$89,507	$89,708

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues	$73,090	$44,644
Cost of revenues	69,013	42,500

Gross profit	4,077	2,144
Selling, general and administrative expenses	4,913	4,240

Operating loss	(836)	(2,096)
Interest expense – net	(505)	(372)
Other income – net	182	410
Foreign currency exchange loss – net	(9)	(42)

Loss before minority interest, income taxes, and cumulative effect of accounting change	(1,168)	(2,100)
Minority interest in income of subsidiaries	39	45

Loss before income taxes and cumulative effect of accounting change	(1,129)	(2,055)

Income tax provision (benefit)
Current	—	(24)
Deferred	11	(731)

Total income tax provision (benefit)	11	(755)

Loss before cumulative effect of accounting change	(1,140)	(1,300)
Cumulative effect of accounting change	—	(6,248)

Net loss	(1,140)	(7,548)
Net other comprehensive income	317	85

Comprehensive loss	$(823)	$(7,463)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.12)	$(0.13)
Cumulative effect of accounting change	—	(0.63)

Basic and diluted loss per share	$(0.12)	$(0.76)

Weighted average basic and diluted shares outstanding	9,584,073	9,973,434

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,140)	$(7,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	6,248
Deferred income taxes	11	(731)
Minority interest in income of subsidiaries	(39)	(45)
Depreciation and amortization	751	692
Gain on sales of other investments	(58)	(84)
Stock issued to benefit plans	29	—
Stock issued in lieu of compensation	—	56
Debt and accrued interest forgiven in legal settlement	—	(231)
Allowance for doubtful accounts	60	—
(Increase) decrease in assets:
Accounts receivable	(3,587)	3,289
Inventories	1,443	(1,789)
Prepaid expenses and other current assets	399	308
Income taxes receivable	283	177
Other assets	11	(173)
Other investments	8	(264)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	980	(550)
Income taxes payable	(218)	23
Deferred revenue	(127)	(126)
Other liabilities	(18)	(7)

Net cash used in operating activities	(1,212)	(755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	47	131
Purchase of other investments	(47)	(133)
Capital expenditures	(67)	(427)

Net cash used in investing activities	(67)	(429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	990	1,765
Principal payments of debt	(1,011)	(514)
Proceeds from sale of common stock	18	45

Net cash (used in) provided by financing activities	(3)	1,296
Effect of foreign exchange rates on cash	317	85

Net increase (decrease) in cash and cash equivalents	(965)	197
Cash and cash equivalents, beginning of period	1,768	229

Cash and cash equivalents, end of period	$803	$426

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the respective three months ended March 31, 2003 and 2002. Interim results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003.

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

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of outstanding stock options, restricted stocks, and warrants) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(In thousands)

2.	Summary of Significant Accounting Policies—Continued

Other Comprehensive Income (Loss) includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the respective balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three months ended March 31, 2003 and 2002, respectively. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

Change in Accounting Principle

In the first quarter of 2002, the Company reported a change in accounting principle used to account for goodwill from amortizing goodwill and certain intangible assets with an indefinite useful life to reviewing for impairment. Upon adoption, the Company recorded a noncash charge of approximately $6.2 million to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology. Results of operations for the three months ended March 31, 2002 have been restated to reflect the $6.2 million adjustment to adopt Statement No. 142 effective January 1, 2002.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value method was adopted.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fair value of options in the accompanying consolidated statements of operations. Had compensation cost for the options been determined based on the fair value at the grant date for awards which would have required expense recognition in the three months ended March 31, 2003 and 2002, consistent with the provisions of SFAS No. 123, JLM’s net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(In thousands)

2.	Summary of Significant Accounting Policies—Continued

	2003	2002
Loss before cumulative effect of accounting change, as reported	$(1,140)	$(1,300)
Compensation expense, net of tax, pro forma	(2)	(10)

Loss before cumulative effect of accounting change, pro forma	$(1,142)	$(1,310)

Basic and diluted net loss per share before cumulative effect of accounting change, as reported	$(0.12)	$(0.13)
Compensation expense, net of tax, pro forma	—	—

Basic and diluted net loss per share before cumulative effect of accounting change, pro forma	$(0.12)	$(0.13)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants that relate to 2003 and 2002, respectively: expected volatility of 63.0% and 63.0%, risk-free interest rate of 3.29% and 5.25%; and expected lives of 5 years and 5 years.

Impact of Recently Issued Accounting Standards

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

In December 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (Statement No. 148), which is effective for fiscal years beginning after December 31, 2002. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company follows and presently intends to continue following APB 25 and related interpretations in accounting for its employee stock options and hence there was no impact on the Company’s consolidated financial position and results of operations.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(In thousands)

2.	Summary of Significant Accounting Policies—Continued

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of this interpretation did not have a material impact on its financial position or results of operations.

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

INDUSTRY SEGMENT	2003	2002
Revenues:
Marketing	$64,102	$38,642
Manufacturing	8,988	6,002

	$73,090	$44,644

Intersegment revenues eliminated in consolidation – manufacturing segment	$2,838	$1,695

Operating Income (loss):
Marketing	$1,035	$(272)
Manufacturing	(793)	(1,030)
Corporate	(1,078)	(794)

	$(836)	$(2,096)

Depreciation and Amortization:
Marketing	$199	$189
Manufacturing	513	480
Corporate	39	23

	$751	$692

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(In thousands)

3.	Segment Data—Continued

	2003	2002
GEOGRAPHIC LOCATION
Revenues:
United States	$40,244	$26,075
Holland	25,301	11,955
South Africa	6,933	5,166
Other nations	612	1,448

	$73,090	$44,644

Operating Income (loss):
United States	$444	$(1,353)
Holland	(94)	(87)
South Africa	88	232
Other nations	(196)	(94)
Corporate	(1,078)	(794)

	$(836)	$(2,096)

4.	Net loss per share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options and warrants throughout the majority of the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003 and 2002 the effect of these securities was antidilutive.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(In thousands)

5.	Other investments

Included in other investments, is the Company’s 49% interest in Quimicos La Barraca, C.A. (“Quibarca”), which is accounted for using the equity method. The Company’s equity in earnings during the three months ended March 31, 2003 and 2002 was approximately $196,000 and $222,000, respectively. The Company’s investment in Quibarca totaled approximately $2,820,000 at March 31, 2003 and $2,799,000 at December 31, 2002.

The following summarizes the assets, liabilities and stockholders’ equity of Quibarca at:

	March 31,	December 31,
	2003	2002
Assets:
Current	$3,893	$4,287
Noncurrent	1,007	1,119

Total assets	$4,900	$5,406

Liabilities and stockholders’ equity
Current liabilities	$2,265	$2,781
Long-term liabilities	—	34
Partners’ capital	2,635	2,591

Total liabilities and stockholders’ equity	$4,900	$5,406

The following summarizes revenues, cost of revenues, net income, and comprehensive loss for the three months ended March 31:

	2003	2002
Revenues	$1,737	$2,353
Cost of revenue	847	1,849
Net income	400	454
Comprehensive loss	(175)	—

6.	Debt

As of March 31, 2003, the Company was in violation of a debt covenant with respect to its debt service coverage ratio related to its term loan agreement with GATX Capital Corporation. In anticipation of such violation, the Company had previously obtained a waiver of this covenant requirement. The Company believes that it will be able to comply with the covenants of all its loan agreements for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

7.	Legal Proceedings

During 2002, a vendor of Inquinosa International S.A., the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,676,000 at current exchange rates) as of May 15, 2003. This amount represents the total potential liability for these guarantees. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($551,000 at current exchange rates) as of May 15, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

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

An investment in the Company’s common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, as well as other information contained in the Company’s other periodic filings with the Commission. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Note 2 to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation adjustments, investment impairments, goodwill impairments, loss contingencies, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

The carrying value of goodwill is reviewed not less than annually for impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The net book value of each of the Company’s segments is generally based upon specific identification. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 3 – Segment Information. The Company performs its annual review during the fourth quarter of the fiscal year.

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

JLM accounts for U.S. income taxes and accrues for U.S. income tax liabilities based on its consolidated U.S. earnings. The Company’s foreign subsidiaries file tax returns in the countries where they are incorporated. To the extent these subsidiaries are profitable, taxes are paid based on each country’s prevailing tax rate. Upon repatriation of non-U.S. earnings, the U.S. allows a foreign tax credit, subject to certain limitations, to be applied against the Company’s U.S. consolidated return for the foreign taxes paid by the Company’s foreign subsidiaries. If losses are incurred, countries in which the Company’s foreign subsidiaries are incorporated generally allow the losses to be carried forward and applied against income earned in subsequent years. The Company’s future effective tax rates and realization of carry forward losses could be adversely affected if earnings are lower than anticipated in countries where there are lower statutory rates or by unfavorable changes in tax laws or regulations.

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

	Three Months Ended March 31, (In Thousands, Except Percentages)
	2003		2002
Segment revenues:
Marketing	$64,102	87.7%	$38,642	86.6%
Manufacturing	8,988	12.3%	6,002	13.4%

Total segment revenues	$73,090	100.0%	$44,644	100.0%

Segment gross profit:
Marketing	$3,474	85.2%	$1,857	86.6%
Manufacturing	603	14.8%	287	13.4%

Total segment gross profit	$4,077	100.0%	$2,144	100.0%

Segment operating income (loss):
Marketing	$1,035	(123.8)%	$(272)	13.0%
Manufacturing	(793)	94.9%	(1,030)	49.1%

Total segment operating income (loss)	242	(28.9)%	(1,302)	62.1%
Corporate expenses	(1,078)	128.9%	(794)	37.9%

Total operating loss	$(836)	100.0%	$(2,096)	100.0%

Marketing Segment

The marketing segment revenues are influenced largely by the volume of new and existing products sold by the Company. The volume of products sold depends on a number of factors, including strength in the homebuilding and automobile industries and the overall economic environment. The Company’s vendor supply agreements, primarily relating to acetone, frequently contain a term providing for a fixed percentage profit per unit of product sold. In addition, the Company’s supplier and customer contracts have a provision permitting the Company to purchase or sell additional product at the Company’s option, typically plus or minus 5.0% of the contractual volume amount. As a result, during a period of pricing volatility, the Company has the opportunity to improve its profitability by exercising the appropriate option to either build inventory in a rising price environment or to sell product for future delivery in a declining price environment.

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

The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs. There can be no assurance that the

Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2002 or in the first quarter of 2003.

Since its acquisition in 1995, the Blue Island Plant has operated at or near full capacity and, in order to economically expand its production capacity, the Company would be required to incur significant costs. As a result, the Company has no plans to expand the capacity of the Blue Island Plant.

Results of Operations

Revenues. Revenues increased $28.4 million, or 63.7%, to $73.1 million for the three months ended March 31, 2003 from $44.6 million for the comparable prior year period. Revenues for the marketing segment increased $25.5 million, or 65.9%, to $64.1 million for the three months ended March 31, 2003 from $38.6 million for the comparable prior year period. The Company experienced higher revenues from its marketing activities in the United States in the first three months of 2003, due to increase in both sales prices and volume. European marketing revenues also increased due to increases in both sales prices and volume, while export revenues from the United States decreased primarily as a result of a decrease in volume.

Revenues for the manufacturing segment increased $3.0 million, or 49.8%, to $9.0 million for the three months ended March 31, 2003 from $6.0 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

Gross Profit. Gross profit increased approximately $1.9 million, or 90.2%, to $4.1 million for the three months ended March 31, 2003 from $2.1 million for the comparable prior year period. Gross profit from the marketing segment increased $1.6 million to $3.5 million for the three months ended March 31, 2003 from $1.9 million for the comparable prior year period, an increase of 87.1%. The increase in gross profit was primarily due to higher gross margins from the Company’s marketing activity in the United States in the first three months of 2003, as a result of higher selling prices and higher volumes.

Gross profit from the manufacturing segment increased $0.3 million, or 110.1%, to $0.6 million for the three months ended March 31, 2003 from $0.3 million for the comparable prior year period. The increase in manufacturing gross profit was the result of increases in phenol selling prices during the first three months of 2003.

Selling, General and Administrative Expenses (SG&A). SG&A increased $0.7 million, or 15.9%, to $4.9 million for the three months ended March 31, 2003 from $4.2 million for the comparable prior year period. The increase is primarily the result of increases in insurance rates and consulting fees related to the Company’s ERP system implementation. As a percentage of revenues, SG&A decreased to 6.7% of revenues for the first quarter of 2003 from 9.5% of revenues for the first three months of 2002.

Operating Loss. Operating loss decreased by $1.3 million to an operating loss of $0.8 million for the three months ended March 31, 2003 from $2.1 million for the comparable prior year period.

Interest Expense – Net. Interest expense, net of interest income, increased $0.1 million to $0.5 million for the three months ended March 31, 2003 from $0.4 million for the comparable prior year period, primarily due to additional borrowings on the Company’s revolving credit facility.

Other Income – Net. Other income decreased $0.2 million to $0.2 million for the three months ended March 31, 2003 from $0.4 million from the comparable prior year period. In the first quarter of 2002, other income consisted primarily of gains on the sale of certain assets.

Foreign Currency Exchange Loss. During the three months ended March 31, 2003, the Company experienced relatively stable currencies of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $9 thousand as compared to a loss of $42 thousand for the comparable prior year period.

Income Tax Provision (Benefit). The Company’s provision for income taxes increased $0.8 million to an income tax provision of $11 thousand for the three months ended March 31, 2003 from an income tax benefit of $0.8 million for the comparable prior year period. No tax benefits related to operating losses have been recognized in the current period. After evaluating all available evidence, the Company believes that a valuation allowance is necessary to offset against any potential tax assets.

Loss before Cumulative Effect of Accounting Change. Loss before cumulative effect of accounting change decreased $0.2 million to $1.1 million for the three months ended March 31, 2003 from $1.3 million for the comparable prior year period.

Cumulative Effect of Accounting Change. Cumulative effect of accounting change is $6.2 million due to the Company adopting SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using a discounted cash flow methodology.

Net Loss. Net loss decreased by $6.4 million to a net loss of $1.1 million for the three months ended March 31, 2003 from $7.5 million for the comparable prior year period.

Other Comprehensive Income. Other comprehensive income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective periods. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Net other comprehensive income increased by $0.2 million to $0.3 million for the three months ended March 31, 2003 from $0.1 million for the comparable prior year period.

Comprehensive loss. Comprehensive loss, including the effect of other comprehensive income, decreased $6.6 million to a comprehensive loss of $0.8 million for the three months ended March 31, 2003 from $7.5 million for the comparable prior year period.

Liquidity and Capital Resources

Cash Flows

Operating activities used approximately $1.2 million of cash in the three months ended March 31, 2003. Net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred used $0.4 million of cash. Changes in assets and liabilities used approximately $0.8 million of cash. Investing activities utilized approximately $0.1 million of cash, primarily consisting of capital expenditures. Financing activities used approximately $3 thousand of cash, primarily related to principal payments of debt, net of borrowings on the revolving line of credit.

The Company has in the past funded its working capital and capital expenditure requirements through a combination of cash flow from operations, borrowings, and from the sale of non-core assets. For information about these transactions in 2002, including the terms of the Company’s existing revolving credit facility, term debt facility, mortgage loan, and secured loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Credit Facilities

As of March 31, 2003, the Company was in violation of a debt covenant with respect to its debt service coverage ratio related to its term loan agreement with GATX Capital Corporation. In anticipation of such violation, the Company had previously obtained a waiver of this covenant requirement. The Company believes that it will be able to comply with the covenants of all of its loan agreements for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

Outlook

The Company has incurred net losses, losses from operations and negative cash flows form operations for the past two years. In addition, the Company has limited additional borrowing capacity under its existing debt agreements and has negotiated revisions to certain debt covenants. Management believes it is necessary that sales increase and gross margins improve in 2003, and that certain non-core assets of the Company may need to be sold or refinanced, in order to continue operations at the current level.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report of Form 10-K for the fiscal year ended December 31, 2002.

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

During 2002, a vendor of Inquinosa International S.A., the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,676,000 at current exchange rates) as of May 15, 2003. This amount represents the total potential liability for these guarantees. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($551,000 at current exchange rates) as of May 15, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Other than the action above, the Company is not a party to any legal proceedings, other than ordinary and routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits

3.1	Amended and Restated Articles of Incorporation.*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
99.1	Certification Pursuant to 18 U.S.C. Section 1350

B.	Reports on Form 8-K

On April 17, 2003 the Company filed a Current Report on Form 8-K incorporating by reference (in Item 5 of the report) the matters set forth in the Company’s earnings press release dated April 17, 2003.

*  Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-27843), filed with the Securities and Exchange Commission on July 21, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLM Industries, Inc.

Dated: May 20, 2003	/s/ John L. Macdonald

John L. Macdonald President and Chief Executive Officer

Dated: May 20, 2003	/s/ Michael Molina

Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification

I, John L. Macdonald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JLM Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003	/s/ John L. Macdonald

John L. Macdonald President and Chief Executive Officer

Certification

I, Michael Molina, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JLM Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003	/s/ Michael Molina

Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer