Form 10-Q
period 2003-06-30
JLM INDUSTRIES INC
filed 2003-08-14
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Class	Outstanding at August 4, 2003
Common stock, par value $.01 per share	9,726,684

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,121	$1,768
Accounts Receivable:
Trade—net	30,250	35,764
Other	1,353	1,415
Inventories	13,010	14,415
Prepaid expenses and other current assets	1,416	2,058
Income taxes receivable	—	294

Total current assets	47,150	55,714
Other investments	5,632	5,329
Property and equipment—net	18,122	18,789
Goodwill	1,071	1,071
Other intangibles—net	2,386	2,507
Other assets—net	6,016	6,298

Total assets	$80,377	$89,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$45,918	$50,370
Current portion of debt	1,469	3,305
Deferred revenue—current	502	503
Income taxes payable	14	218

Total current liabilities	47,903	54,396
Long-term debt	13,274	14,519
Deferred income taxes	2,086	2,071
Minority interest	397	469
Deferred revenue and other liabilities	2,267	2,537

Total liabilities	65,927	73,992

Stockholders’ Equity:
Preferred stock—authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock—$.01 par value; 30,000,000 shares authorized; 10,283,972 and 10,150,989 shares issued, respectively	103	102
Additional paid-in capital	25,024	24,907
Accumulated deficit	(5,399)	(3,366)
Accumulated other comprehensive loss	(2,332)	(2,981)

	17,396	18,662

Less treasury stock at cost—610,979 shares in each period	(2,946)	(2,946)

Total stockholders’ equity	14,450	15,716

Total liabilities and stockholders’ equity	$80,377	$89,708

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$66,597	$64,166	$139,687	$108,810
Cost of revenues	62,118	60,168	131,131	102,668

Gross profit	4,479	3,998	8,556	6,142
Selling, general and administrative expenses	4,890	4,535	9,803	8,776

Operating loss	(411)	(537)	(1,247)	(2,634)
Interest expense—net	(695)	(444)	(1,200)	(816)
Other income—net	239	460	419	870
Foreign currency exchange income (loss)—net	(49)	45	(57)	4

Loss before minority interest, income taxes, and cumulative effect of accounting change	(916)	(476)	(2,085)	(2,576)
Minority interest in (income) loss of subsidiary	31	(25)	70	21

Loss before income taxes and cumulative effect of accounting change	(885)	(501)	(2,015)	(2,555)
Income tax provision (benefit)
Current	4	95	4	71
Deferred	4	(316)	14	(1,047)

Total income tax provision (benefit)	8	(221)	18	(976)

Loss before cumulative effect of accounting change	(893)	(280)	(2,033)	(1,579)
Cumulative effect of accounting change	—	—	—	(6,248)

Net loss	(893)	(280)	(2,033)	(7,827)

Net other comprehensive income	332	256	649	341

Comprehensive loss	$(561)	$(24)	$(1,384)	$(7,486)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.09)	$(0.03)	$(0.21)	$(0.17)
Cumulative effect of accounting change	—	—	—	(0.66)

Basic and diluted loss per share	$(0.09)	$(0.03)	$(0.21)	$(0.83)

Weighted average basic and diluted shares outstanding	9,664,029	9,411,185	9,629,017	9,386,789

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,033)	$(7,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	6,248
Deferred income taxes	14	(1,047)
Minority interest in income of subsidiaries	(70)	(21)
Depreciation and amortization	1,474	1,378
(Gain) loss on sales of other investments	37	(83)
Equity in income of investees	(284)	(854)
Stock issued to benefit plans	58	—
Stock issued in lieu of compensation	18	131
Debt and accrued interest forgiven in legal settlement	—	(231)
Provision for bad debts	120	—
(Increase) decrease in assets:
Accounts receivable	5,456	(14,578)
Inventories	1,405	(1,656)
Prepaid expenses and other current assets	598	584
Income taxes receivable	294	177
Other assets	92	(86)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(4,453)	17,416
Income taxes payable	(204)	26
Deferred revenue	(251)	(251)
Other liabilities	(18)	5

Net cash provided by (used in) operating activities	2,253	(669)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	—	414
Purchase of other investments	(15)	(217)
Capital expenditures	(479)	(627)

Net cash used in investing activities	(494)	(430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from revolving line of credit	(1,232)	3,541
Principal payments of debt	(1,866)	(1,960)
Proceeds from sale of common stock	43	87

Net cash (used in) provided by financing activities	(3,055)	1,668
Effect of foreign exchange rates on cash	649	340

Net (decrease) increase in cash and cash equivalents	(647)	909
Cash and cash equivalents, beginning of period	1,768	229

Cash and cash equivalents, end of period	$1,121	$1,138

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

1. Description of Business

JLM Industries, Inc. and subsidiaries (“JLM” or the “Company”) is a leading marketer and distributor of certain commodity chemicals, principally acetone and phenol. The Company believes that it is one of the largest chemical distributors in North America. JLM is also a global distributor of olefins, principally propylene, as well as a variety of other commodity, inorganic and specialty chemicals. In order to provide stable and reliable sources of supply for its products, the Company (i) maintains established supplier relationships with major chemical companies, (ii) manufactures phenol and acetone at its plant in Blue Island, Illinois and (iii) sources acetone from its joint venture manufacturing operation. The Company’s principal products, acetone, phenol and propylene, are used in the production of adhesives, coatings, forest product resins, paints, pharmaceuticals, plastics, solvents and synthetic rubbers. The Company sells its products worldwide to over one thousand customers.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and its cash flows for the respective three and six months ended June 30, 2003 and 2002. Interim results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003.

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

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

2. Summary of Significant Accounting Policies—Continued

Other Comprehensive Income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the respective balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three and six months ended June 30, 2003 and 2002, respectively. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

Change in Accounting Principle

In the first quarter of 2002, the Company reported a change in accounting principle used to account for goodwill from amortizing goodwill and certain intangible assets with an indefinite useful life to reviewing for impairment. Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a noncash charge of approximately $6.2 million to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using a discounted cash flow methodology. Results of operations for the six months ended June 30, 2002 have been restated to reflect the $6.2 million adjustment to adopt Statement No. 142 effective January 1, 2002.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, JLM has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and to disclose in the consolidated financial statements the effects of SFAS No. 123 as if its fair value method was adopted.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

2. Summary of Significant Accounting Policies—Continued

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fair value of options in the accompanying consolidated statements of operations. Had compensation cost for the options been determined based on the fair value at the grant date for awards which would have required expense recognition in the three and six months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, JLM’s net loss and loss per share for the three and six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss before cumulative effect of accounting change, as reported	$(893)	$(280)	$(2,033)	$(1,579)
Compensation expense, net of tax, pro forma	(2)	—	(4)	—

Loss before cumulative effect of accounting change, pro forma	$(895)	$(280)	$(2,037)	$(1,579)

Basic and diluted net loss per share before cumulative effect of accounting change, as reported	$(0.09)	$(0.03)	$(0.21)	$(0.17)
Compensation expense, net of tax, pro forma	—	—	—	—

Basic and diluted net loss per share before cumulative effect of accounting change, pro forma	$(0.09)	$(0.03)	$(0.21)	$(0.17)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants that relate to 2003: expected volatility of 63.0%, risk-free interest rate of 3.29%, and expected lives of 5 years.

Impact of Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and eliminates the definition and requirements of recognition of exit costs in EITF 94-3. The adoption of Statement No. 146 did not have a material effect on the consolidated financial statements, but will affect the timing of recognition of costs associated with any future restructuring activities.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(in thousands, except per share and share amounts)

2. Summary of Significant Accounting Policies—Continued

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if consolidation of any variable interest entities is expected. Currently, the Company does not believe that any material entities will be consolidated as a result of FIN 46.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(in thousands, except per share and share amounts)

3. Segment Data

JLM’s business consists of a marketing and a manufacturing segment. JLM’s manufacturing segment consists of JLM Chemicals, Inc. JLM’s marketing segment includes its distribution and storage operations and all other sourcing operations. Marketing segment revenues include an assumed selling commission determined in accordance with industry standards for the sale of products manufactured at JLM Chemicals, Inc. The following schedule presents information about JLM’s operating segments and geographic locations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INDUSTRY SEGMENT
Revenues:
Marketing	$58,589	$57,032	$122,691	$95,673
Manufacturing	8,008	7,134	16,996	13,137

	$66,597	$64,166	$139,687	$108,810

Intersegment revenues eliminated in consolidation—manufacturing segment	$4,650	$1,964	$7,488	$3,659

Operating Income (Loss):
Marketing	$306	$1,624	$1,340	$1,351
Manufacturing	276	(1,342)	(517)	(2,371)
Corporate	(993)	(819)	(2,070)	(1,614)

	$(411)	$(537)	$(1,247)	$(2,634)

Depreciation and Amortization:
Marketing	$171	$189	$370	$378
Manufacturing	513	462	1,026	959
Corporate	39	18	78	41

	$723	$669	$1,474	$1,378

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(in thousands, except per share and share amounts)

3. Segment Data—continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
GEOGRAPHIC LOCATION
Revenues:
United States	$36,400	$30,346	$76,643	$56,421
Holland	22,378	25,441	47,679	37,396
South Africa	7,439	6,183	14,372	11,349
Other nations	380	2,196	993	3,644

	$66,597	$64,166	$139,687	$108,810

Operating Income (Loss):
United States	$612	$(339)	$1,056	$(1,692)
Holland	(60)	243	(154)	156
South Africa	203	262	291	494
Other nations	(173)	116	(369)	22
Corporate	(993)	(819)	(2,071)	(1,614)

	$(411)	$(537)	$(1,247)	$(2,634)

			June 30, 2003	December 31, 2002
Identifiable Assets:
Marketing			$41,274	$45,779
Manufacturing			21,018	25,143
Corporate			18,085	18,786

			$80,377	$89,708

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(in thousands, except per share and share amounts)

4. Net income (loss) per share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stocks) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options and warrants throughout the majority of the six and three months ended June 30, 2003 and 2002. During the six and three months ended June 30, 2003 and 2002 the effect of these securities was antidilutive.

5. Other investments

Included in other investments, is the Company’s 49% interest in Quimicos La Barraca, C.A. (“Quibarca”), which is accounted for using the equity method. The Company’s equity in earnings during the three and six months ended June 30, 2003 was approximately $236 and $433, respectively. The Company’s equity in earnings during the three and six months ended June 30, 2002 was approximately $494 and $717, respectively. The Company’s investment in Quibarca totaled approximately $3,057 at June 30, 2003 and $2,799 at December 31, 2002.

The following summarizes the assets, liabilities and stockholders’ equity of Quibarca at:

	June 30, 2003	December 31, 2002
Assets:
Current	$4,120	$4,287
Noncurrent	2,780	1,119

Total assets	$6,900	$5,406

Liabilities and stockholders’ equity
Current liabilities	$3,782	$2,781
Long-term liabilities	—	34
Partners’ capital	3,118	2,591

Total liabilities and stockholders’ equity	$6,900	$5,406

The following summarizes revenues, cost of revenues, net income, and comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,812	$2,438	$4,549	$4,791
Cost of revenue	1,359	1,939	2,203	3,787
Net income	482	1,008	884	1,462
Comprehensive loss	—	—	(175)	—

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(in thousands, except per share and share amounts)

6. Debt

As of June 30, 2003, the Company was in violation of a debt covenant with respect to its debt service coverage ratio related to its term loan agreement with GATX Capital Corporation. The Company has obtained a waiver of this covenant requirement. The Company believes that it will be able to comply with the covenants of all of its loan agreements for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

Secured loan

On August 26, 2002, two of the Company’s subsidiaries, JLM Realty, Inc. (“JLM Realty”) and JLM Industries (South Africa) (Proprietary) Limited (“JLM SA”), entered into a $2.0 million secured loan (the “Secured Loan”) with The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the “Trust”) which matures on December 31, 2002. Philip S. Sassower is a director of the Company and a co-trustee of the Trust. In connection with the Secured Loan, the Company issued warrants to the Trust to purchase up to 1,666,666 shares of the Company’s common stock (the “Trust Warrants”) at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. If the Secured Loan and accrued interest are not repaid in full at maturity the Trust Warrants will become exercisable at the rate of 208.333 shares of the Company’s common stock for every one thousand dollars of the principal balance of the Secured Loan outstanding on each of the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The Trust Warrants will expire on December 31, 2007. If the Secured Loan and accrued interest are repaid in full on or prior to maturity, the Trust Warrants will terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the Trust Warrants. On April 30, 2003 an additional 109,371 of the Trust Warrants became exercisable. As of June 30, 2003, a total of 213,537 of the Trust Warrants had become exercisable, and none had been exercised.

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

The obligations of JLM Realty and JLM SA under the Secured Loan are joint and several and the principal balance due under the Secured Loan may be prepaid in whole or in part at any time without penalty. As of June 30, 2003 and December 31, 2002, the outstanding principal balance due under the Secured Loan was $500.

For a complete description of the Secured Loan and other debt facilities, see Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

(in thousands, except per share and share amounts)

7. Legal Proceedings

During 2002, a vendor of Inquinosa International S.A., the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,615,000 at current exchange rates) as of August 1, 2003. This amount represents the total potential liability for these guarantees. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($538,000 at current exchange rates) as of August 1, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. The Company utilizes credit insurance to minimize the risk of loss from non-payment of customer receivables. If there is a deterioration of a major customer’s credit worthiness, and if balances exceed insured limits, the Company’s estimates of the recoverability of amounts due to us could be adversely affected. The allowance for doubtful accounts is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts.

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

The carrying value of goodwill is reviewed not less than annually for impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The net book value of each of the Company’s segments is generally based upon specific identification. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 3—Segment Information.

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

The Company’s business consists of manufacturing and marketing segments. The Company’s manufacturing segment includes the operations of the Blue Island Plant. The Company’s marketing segment includes its distribution and storage operations and all other sourcing operations.

Set forth below, for the periods indicated, is certain unaudited information regarding the contributions by the marketing and manufacturing segments to the Company’s revenues, gross profit, operating income, gross margin and operating margin. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Segment revenues:
Marketing	$58,589	88.0%	$57,032	88.9%	$122,691	87.8%	$95,673	87.9%
Manufacturing	8,008	12.0%	7,134	11.1%	16,996	12.2%	13,137	12.1%

Total segment revenues	$66,597	100.0%	$64,166	100.0%	$139,687	100.0%	$108,810	100.0%

Segment gross profit (loss):
Marketing	$2,803	62.6%	$4,010	100.3%	$6,278	73.4%	$5,867	95.5%
Manufacturing	1,676	37.4%	(12)	(0.3)%	2,278	26.6%	275	4.5%

Total segment gross profit	$4,479	100.0%	$3,998	100.0%	$8,556	100.0%	$6,142	100.0%

Segment operating income (loss):
Marketing	$306	(74.4)%	$1,624	(302.4)%	$1,340	(107.5)%	$1,351	(51.3)%
Manufacturing	276	(67.2)%	(1,342)	249.9%	(517)	41.5%	(2,371)	90.0%

Total segment operating income (loss)	582	(141.6)%	282	(52.5)%	823	(66.0)%	(1,020)	38.7%
Corporate expense	(993)	241.6%	(819)	152.5%	(2,070)	166.0%	(1,614)	61.3%

Total operating income (loss)	$(411)	100.0%	$(537)	100.0%	$(1,247)	100.0%	$(2,634)	100.0%

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

The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs. There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2002 or in the first six months of 2003.

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Revenues. Revenues increased $2.4 million, or 3.8%, to $66.6 million for the three months ended June 30, 2003 from $64.2 million for the comparable prior year period. Revenues for the marketing segment increased $1.6 million, or 2.7%, to $58.6 million for the three months ended June 30, 2003 from $57.0 million for the comparable prior year period. The Company experienced higher revenues from its marketing activities in the United States in the second quarter of 2003, due to increases in both sales prices and volume. European marketing revenues and export revenues from the United States decreased due to a decrease in volume.

Revenues for the manufacturing segment increased $0.9 million, or 12.3%, to $8.0 million for the three months ended June 30, 2003 from $7.1 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

Gross Profit. Gross profit increased approximately $0.5 million, or 12.0%, to $4.5 million for the three months ended June 30, 2003 from $4.0 million for the comparable prior year period. Gross profit from the marketing segment decreased $1.2 million to $2.8 million for the three months ended June 30, 2003 from $4.0 million for the comparable prior year quarter, a decrease of 30.1%. European gross profit and gross profit derived from United States exports decreased $0.8 million primarily due to decreases in sales volume.

Gross profit from the manufacturing segment increased $1.7 million to a gross profit of $1.6 million for the three months ended June 30, 2003 from a gross loss of $12 thousand reported for the comparable prior year period. The increase in manufacturing gross profit was the result of increases in phenol selling prices and decreases in raw material costs during the second quarter of 2003.

Selling, General and Administrative Expenses (SG&A). SG&A increased $0.4 million, or 7.8%, to $4.9 million for the three months ended June 30, 2003 from $4.5 million for the comparable prior year period. The increase was primarily the result of increases in personnel costs. As a percentage of revenues, SG&A increased to 7.3% of revenues for the three months ended June 30, 2003 from 7.1% of revenues for the comparable prior year period.

Operating Loss. Operating loss decreased $0.1 million to an operating loss of $0.4 million for the three months ended June 30, 2003, from an operating loss of $0.5 million for the comparable year.

Interest Expense—Net. Interest expense, net of interest income, increased $0.3 million to $0.7 million for the three months ended June 30, 2003 from $0.4 million for the comparable prior year period, primarily due to interest charged on contractual purchase obligations.

Other Income—Net. Other income decreased $0.3 million to $0.2 million for the three months ended June 30, 2003 from $0.5 million for the comparable prior year period.

Foreign Currency Exchange Gain (Loss). During the three months ended June 30, 2003, the Company experienced a slight weakening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $49 thousand as compared to a gain of $45 thousand for the comparable prior year period.

Income Tax Provision (Benefit). The Company’s income tax provision (benefit) increased $0.2 million to a provision of $8 thousand for the three months ended June 30, 2003 from a benefit of $0.2 million for the comparable prior year period. The income tax provision for the three months ended June 30, 2003 relates to taxes in foreign jurisdictions. No tax benefits related to operating losses have been recognized in the current period. After evaluating all available evidence, the Company believes that a valuation allowance is necessary to offset against any potential tax assets.

Net loss. Net loss increased by $0.6 million to net loss of $0.9 million for the three months ended June 30, 2003 from a net loss of $0.3 million in the comparable prior year period.

Other Comprehensive Income. Other comprehensive income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective periods. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Net other comprehensive income increased by $0.1 million to $0.3 million for the three months ended June 30, 2003 from $0.2 million for the comparable prior year period.

Comprehensive loss. Comprehensive loss, including the effect of other comprehensive income, increased $0.5 million to a comprehensive loss of $0.6 million for the three months ended June 30, 2003 from $24 thousand for the comparable prior year period.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenues. Revenues increased $30.9 million, or 28.4%, to $139.7 million for the six months ended June 30, 2003 from $108.8 million for the comparable prior year period. Revenues for the marketing segment increased $27.0 million, or 28.2%, to $122.7 million for the six months ended June 30, 2003 from $95.7 million for the comparable prior year period. The Company experienced higher revenues from its marketing activities in the United States during the first six months of 2003, primarily due to increases in both sales prices and volume. European marketing revenues increased due to an increase in volume, while export revenues from the United States decreased due to a reduced demand for product.

Revenues for the manufacturing segment increased $3.9 million, or 29.4%, to $17.0 million for the six months ended June 30, 2003 from $13.1 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

Gross Profit. Gross profit increased approximately $2.4 million, or 39.3%, to $8.6 million for the six months ended June 30, 2003 from $6.1 million for the comparable prior year period. Gross profit from the marketing segment increased $0.4 million to $6.3 million for the six months ended June 30, 2003 from $5.9 million for the comparable prior year period, an increase of 7.0%. The increase in gross profit was primarily due to higher gross margins from the Company’s marketing activity in the United States in the first six months of 2003, as a result of higher selling prices and higher volumes.

Gross profit from the manufacturing segment increased $2.0 million, or 728.4%, to $2.3 million for the six months ended June 30, 2003 from $0.3 million reported for the comparable prior year period. The increase in manufacturing gross profit was the result of increases in phenol selling prices and decreased in raw material costs during the six months ended June 30, 2003.

Selling, General and Administrative Expenses (SG&A). SG&A increased $1.0 million, or 11.7%, to $9.8 million for the six months ended June 30, 2003 from $8.8 million for the comparable prior year period. The increase is primarily the result of increases in insurance rates, consulting fees related to the Company’s ERP system implementation, and personnel costs. As a percentage of revenues, SG&A decreased to 7.0% of revenues for the six months ended June 30, 2003 from 8.1% of revenues for the six months ended June 30, 2002.

Operating Loss. Operating loss decreased $1.4 million to an operating loss of $1.2 million for the six months ended June 30, 2003 from an operating loss of $2.6 million for the six months ended June 30, 2002.

Interest Expense—Net. Interest expense, net of interest income, increased $0.4 million to $1.2 million for the six months ended June 30, 2003 from $0.8 million for the comparable prior year period, due in part to additional borrowings on the Company’s revolving credit facility, and to interest charged on contractual purchase obligations.

Other Income—Net. Other income decreased $0.5 million to $0.4 million for the six months ended June 30, 2002 from $0.9 million for the comparable prior year period.

Foreign Currency Exchange Gain (Loss). During the six months ended June 30, 2003, the Company experienced a slight decline in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $57 thousand as compared to a gain of $4 thousand for the comparable prior year period.

Income Tax Provision (Benefit). The Company’s income tax provision increased $1.0 million to a provision of $18 thousand for the six months ended June 30, 2003 from a benefit of $1.0 million for the comparable prior year period. The income tax provision for the six months ended June 30, 2003 relates to taxes in foreign jurisdictions. No tax benefits related to operating losses have been recognized in the current period. After evaluating all available evidence, the Company believes that a valuation allowance is necessary to offset against any potential tax assets.

Loss before Cumulative Effect of Accounting Change. Loss before cumulative effect of accounting change increased $0.4 million to $2.0 million for the six months ended June 30, 2003 from $1.6 million for the comparable prior year period.

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

Net Loss. Net loss decreased by $5.8 million to a net loss of $2.0 million for the six months ended June 30, 2003 from $7.8 million for the comparable prior year period.

Other Comprehensive Income. Other comprehensive income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective periods. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Net other comprehensive income increased by $0.3 million to $0.6 million for the six months ended June 30, 2003 from $0.3 million for the comparable prior year period.

Comprehensive loss. Comprehensive loss, including the effect of other comprehensive income, decreased $6.1 million to a comprehensive loss of $1.4 million for the six months ended June 30, 2003 from $7.5 million for the comparable prior year period.

Liquidity and Capital Resources

Cash Flows

Operating activities provided approximately $2.3 million of cash during the six months ended June 30, 2003. Net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred used $0.6 million of cash. Changes in assets and liabilities provided approximately $2.9 million of cash. Investing activities utilized approximately $0.5 million of cash, primarily consisting of capital expenditures. Financing activities used approximately $3.1 million of cash, primarily related to payments of debt and reductions on the revolving line of credit.

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

Credit facilities

As of June 30, 2003, the Company was in violation of a debt covenant with respect to its debt service coverage ratio related to its term loan agreement with GATX Capital Corporation. The Company has obtained a waiver of this covenant requirement. The Company believes that it will be able to comply with the covenants of all of its loan agreements for a period of not less than twelve months, and accordingly, has classified maturities beyond twelve months as long-term.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4—Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1—Legal Proceedings

During 2002, a vendor of Inquinosa International S.A., the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,615,000 at current exchange rates) as of August 1, 2003. This amount represents the total potential liability for these guarantees. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($538,000 at current exchange rates) as of August 1, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Other than the action above, the Company is not a party to any legal proceedings, other than ordinary and routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

Item 4—Submission of Matters to A Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 24, 2003. The following business was transacted during the meeting:

1.	Election of Directors:

		Votes For	Votes Withheld
John L. Macdonald	Elected	7,339,011	274,421
Walter M. Tarpley	Elected	7,338,891	274,541
Sean D. Macdonald	Elected	7,339,011	274,421
Jerry L. Weinstein	Elected	7,339,011	274,421
Vincent J. Naimoli	Elected	7,451,035	162,397
A. Gordon Tunstall	Elected	7,451,035	162,397

2.	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2003 was approved. The Company received 7,609,282 votes For the proposal, 1,450 votes Against, and 2,700 votes Abstained from voting.

3.	The proposal to transact such other business as may properly come before the Meeting and any adjournment was approved. The Company received 7,126,941 votes For the proposal, 483,682 votes Against, and 2,809 votes Abstained from voting.

Item 6—Exhibits and Reports on Form 8-K

A.	Exhibits

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

On April 17, 2003, the Company filed a Current Report on Form 8-K incorporating by reference the matters set forth in the Company’s press release dated April 17, 2003.

On June 27, 2003, the Company filed a Current Report on Form 8-K incorporating by reference the matters set forth in the Company’s press release dated June 24, 2003.

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

JLM INDUSTRIES, INC.

Dated: August 14, 2003	/s/ JOHN L. MACDONALD
John L. Macdonald President and Chief Executive Officer

Dated: August 14, 2003	/s/ MICHAEL MOLINA
Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)