Form 10-Q
period 2003-09-30
JLM INDUSTRIES INC
filed 2003-11-12
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at October 30, 2003
Common stock, par value $.01 per share	9,773,154

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,155	$1,768
Accounts Receivable:
Trade - net	32,797	35,764
Other	927	1,415
Inventories	12,211	14,415
Prepaid expenses and other current assets	1,126	2,058
Income taxes receivable	—	294

Total current assets	48,216	55,714
Other investments	5,834	5,329
Property and equipment – net	17,823	18,789
Goodwill	1,071	1,071
Other intangibles - net	2,325	2,507
Other assets – net	5,633	6,298

Total assets	$80,902	$89,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$47,473	$50,370
Current portion of debt	1,595	3,305
Deferred revenue – current	502	503
Income taxes payable	17	218

Total current liabilities	49,587	54,396
Long-term debt	13,363	14,519
Deferred income taxes	2,087	2,071
Minority interest	372	469
Deferred revenue and other liabilities	2,142	2,537

Total liabilities	67,551	73,992

Stockholders’ Equity:
Preferred stock – authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock - $.01 par value; 30,000,000 shares authorized; 10,362,663 and 10,150,989 shares issued, respectively	104	102
Additional paid-in capital	25,118	24,907
Accumulated deficit	(7,073)	(3,366)
Accumulated other comprehensive loss	(1,852)	(2,981)

	16,297	18,662

Less treasury stock at cost – 610,979 shares in each period	(2,946)	(2,946)

Total stockholders’ equity	13,351	15,716

Total liabilities and stockholders’ equity	$80,902	$89,708

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$60,590	$63,211	$200,276	$172,020
Cost of revenues	56,930	61,240	188,061	163,908

Gross profit	3,660	1,971	12,215	8,112
Selling, general and administrative expenses	5,166	4,400	14,969	13,175

Operating loss	(1,506)	(2,429)	(2,754)	(5,063)
Interest expense – net	(475)	(485)	(1,675)	(1,301)
Other income (loss)– net	266	(486)	686	383
Foreign currency exchange income (loss) – net	15	(27)	(42)	(22)

Loss before minority interest, income taxes, and cumulative effect of accounting change	(1,700)	(3,427)	(3,785)	(6,003)
Minority interest in loss of subsidiary	27	45	98	66

Loss before income taxes and cumulative effect of accounting change	(1,673)	(3,382)	(3,687)	(5,937)
Income tax provision (benefit)
Current	—	(60)	4	11
Deferred	1	(97)	16	(1,143)

Total income tax provision (benefit)	1	(157)	20	(1,132)

Loss before cumulative effect of accounting change	(1,674)	(3,225)	(3,707)	(4,805)
Cumulative effect of accounting change	—	—	—	(6,248)

Net loss	(1,674)	(3,225)	(3,707)	(11,053)

Net other comprehensive income (loss)	481	(80)	1,130	261

Comprehensive loss	$(1,193)	$(3,305)	$(2,577)	$(10,792)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.17)	$(0.34)	$(0.38)	$(0.51)
Cumulative effect of accounting change	—	—	—	(0.66)

Basic and diluted loss per share	$(0.17)	$(0.34)	$(0.38)	$(1.17)

Weighted average basic and diluted shares outstanding	9,732,180	9,490,350	9,665,730	9,421,689

See Notes to Unaudited Condensed Consolidated Financial Statements

JLM INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,707)	$(11,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	6,248
Deferred income taxes	16	(1,143)
Minority interest in income of subsidiaries	(98)	(66)
Depreciation and amortization	2,189	2,077
Loss on sales of other investments	42	6
Equity in income of investees	(489)	(464)
Stock issued to benefit plans	85	—
Stock issued in lieu of compensation	66	162
Debt and accrued interest forgiven in legal settlement	—	(231)
Provision for bad debts	180	—
(Increase) decrease in assets:
Accounts receivable	3,275	(1,657)
Inventories	2,204	(2,024)
Prepaid expenses and other current assets	891	1,024
Income taxes receivable	294	177
Other assets	373	(48)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(2,896)	4,929
Income taxes payable	(202)	103
Deferred revenue	(377)	(378)
Other liabilities	(18)	(13)

Net cash provided by (used in) operating activities	1,828	(2,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	—	414
Purchase of other investments	(18)	(305)
Capital expenditures	(723)	(922)

Net cash used in investing activities	(741)	(813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from revolving line of credit	(606)	3,304
Proceeds from debt	—	2,000
Principal payments of debt	(2,285)	(2,544)
Proceeds from sale of common stock	61	127

Net cash (used in) provided by financing activities	(2,830)	2,887
Effect of foreign exchange rates on cash	1,130	261

Net decrease in cash and cash equivalents	(613)	(16)
Cash and cash equivalents, beginning of period	1,768	229

Cash and cash equivalents, end of period	$1,155	$213

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and its cash flows for the respective three and nine months ended September 30, 2003 and 2002. Interim results for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003.

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

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

2. Summary of Significant Accounting Policies - Continued

Other Comprehensive Income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the respective balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the three and nine months ended September 30, 2003 and 2002, respectively. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

Change in Accounting Principle

In the first quarter of 2002, the Company reported a change in accounting principle used to account for goodwill from amortizing goodwill and certain intangible assets with an indefinite useful life to reviewing for impairment. Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a noncash charge of approximately $6.2 million to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations and comprehensive loss. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using a discounted cash flow methodology. Results of operations for the nine months ended September 30, 2002 have been restated to reflect the $6.2 million adjustment to adopt Statement No. 142 effective January 1, 2002.

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

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

2. Summary of Significant Accounting Policies - Continued

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the fair value of options in the accompanying consolidated statements of operations. Had compensation cost for the options been determined based on the fair value at the grant date for awards which would have required expense recognition in the three and nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, JLM’s net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss before cumulative effect of accounting change, as reported	$(1,674)	$(3,225)	$(3,707)	$(4,805)
Compensation expense, net of tax, pro forma	(1)	(2)	(5)	(2)

Loss before cumulative effect of accounting change, pro forma	$(1,675)	$(3,227)	$(3,712)	$(4,807)

Basic and diluted net loss per share before cumulative effect of accounting change, as reported	$(0.17)	$(0.34)	$(0.38)	$(0.51)
Compensation expense, net of tax, pro forma	—	—	—	—

Basic and diluted net loss per share before cumulative effect of accounting change, pro forma	$(0.17)	$(0.34)	$(0.38)	$(0.51)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants that relate to 2002: expected volatility of 63.0%, risk-free interest rate of 3.29%, and expected lives of 5 years; for grants that relate to 2003: expected volatility of 81.5%, risk-free interest rate of 2.48%, and expected lives of 5 years.

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

2. Summary of Significant Accounting Policies - Continued

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if consolidation of any variable interest entities is expected. Currently, the Company does not believe that any material entities will be consolidated as a result of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after July 1, 2003. The adoption of this statement did not have a material impact on its financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INDUSTRY SEGMENT
Revenues:
Marketing	$52,518	$54,511	$175,208	$150,183
Manufacturing	8,072	8,700	25,068	21,837

	$60,590	$63,211	$200,276	$172,020

Intersegment revenues eliminated in consolidation – manufacturing segment	$3,841	$2,739	$11,329	$6,398

Operating Income (Loss):
Marketing	$(908)	$(527)	$431	$824
Manufacturing	479	(884)	(37)	(3,255)
Corporate	(1,077)	(1,018)	(3,148)	(2,632)

	$(1,506)	$(2,429)	$(2,754)	$(5,063)

Depreciation and Amortization:
Marketing	$188	$195	$558	$573
Manufacturing	490	471	1,517	1,439
Corporate	36	24	114	65

	$714	$690	$2,189	$2,077

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

(in thousands, except per share and share amounts)

3. Segment Data - continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
GEOGRAPHIC LOCATION
Revenues:
United States	$38,102	$34,437	$114,745	$90,858
Holland	15,346	21,408	63,025	58,804
South Africa	6,794	5,270	21,165	16,618
Other nations	348	2,096	1,341	5,740

	$60,590	$63,211	$200,276	$172,020

Operating Income (Loss):
United States	$(130)	$(1,582)	$925	$(3,274)
Holland	(96)	78	(250)	233
South Africa	(34)	188	257	682
Other nations	(169)	(95)	(538)	(72)
Corporate	(1,077)	(1,018)	(3,148)	(2,632)

	$(1,506)	$(2,429)	$(2,754)	$(5,063)

			September 30, 2003	December 31, 2002

Identifiable Assets:
Marketing			$46,900	$45,779
Manufacturing			20,452	25,143
Corporate			13,550	18,786

			$80,902	$89,708

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

(in thousands, except per share and share amounts)

4. Net income (loss) per share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilutive effect of securities (which can consist of stock options, warrants, and restricted stock awards) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution. The average market price of the Company’s common stock was less than the exercise price of the options and warrants throughout the majority of the three and nine months ended September 30, 2003 and 2002. During the three and nine months ended September 30, 2003 and 2002 the effect of these securities was antidilutive.

5. Other investments

Included in other investments, is the Company’s 49% interest in Quimicos La Barraca, C.A. (“Quibarca”), which is accounted for using the equity method. The Company’s equity in earnings during the three and nine months ended September 30, 2003 was approximately $213 and $637, respectively. The Company’s equity in earnings (losses) during the three and nine months ended September 30, 2002 was approximately $(403) and $313, respectively. The Company’s investment in Quibarca totaled approximately $3,261 at September 30, 2003 and $2,799 at December 31, 2002.

The following summarizes the assets, liabilities and stockholders’ equity of Quibarca at:

	September 30, 2003	December 31, 2002
Assets:
Current	$5,063	$4,287
Noncurrent	3,551	1,119

Total assets	$8,614	$5,406

Liabilities and stockholders’ equity
Current liabilities	$4,826	$2,781
Long-term liabilities	—	34
Partners’ capital	3,788	2,591

Total liabilities and stockholders’ equity	$8,614	$5,406

The following summarizes revenues, cost of revenues, net income, and comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$4,098	$2,808	$8,647	$7,600
Cost of revenue	2,116	2,223	4,278	6,010
Net income	435	(823)	1,301	639
Comprehensive income (loss)	435	(823)	943	639

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

(in thousands, except per share and share amounts)

6. Debt

Secured loan

On August 26, 2002, two of the Company’s subsidiaries, JLM Realty, Inc. (“JLM Realty”) and JLM Industries (South Africa) (Proprietary) Limited (“JLM SA”), entered into a $2.0 million secured loan (the “Secured Loan”) with The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the “Trust”) which matured on December 31, 2002. Philip S. Sassower is a former director of the Company and a co-trustee of the Trust. In connection with the Secured Loan, the Company issued warrants to the Trust to purchase up to 1,666,666 shares of the Company’s common stock (the “Trust Warrants”) at an exercise price of $1.20 per share, subject to adjustment for certain dilutive events. If the Secured Loan and accrued interest were not repaid in full at maturity the Trust Warrants will become exercisable at the rate of 208.333 shares of the Company’s common stock for every one thousand dollars of the principal balance of the Secured Loan outstanding on each of the following dates: (i) December 31, 2002, (ii) April 30, 2003, (iii) August 31, 2003 and (iv) December 31, 2003. The Trust Warrants will expire on December 31, 2007. If the Secured Loan and accrued interest were repaid in full on or prior to maturity, the Trust Warrants were to terminate and expire prior to becoming exercisable. The Company also granted certain registration rights with respect to the shares underlying the Trust Warrants. On August 31, 2003 an additional 104,166 of the Trust Warrants became exercisable. As of September 30, 2003, a total of 317,703 of the Trust Warrants had become exercisable, and none had been exercised.

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

The obligations of JLM Realty and JLM SA under the Secured Loan are joint and several and the principal balance due under the Secured Loan may be prepaid in whole or in part at any time without penalty. As of September 30, 2003 and December 31, 2002, the outstanding principal balance due under the Secured Loan was $500.

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

JLM INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

(in thousands, except per share and share amounts)

7. Legal Proceedings

During 2002, a vendor of Inquinosa International S.A., the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328 euros ($2,715 at current exchange rates) as of October 30, 2003. This amount represents the total potential liability for these guarantees. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479 euros ($559 at current exchange rates) as of October 30, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

8. Subsequent Event

On October 30, 2003 the Company entered into a definitive merger agreement with an investor group led by John L. Macdonald, the Company’s founder and CEO, and Philip Sassower, one of the Company’s principal stockholders and a former director. Under the terms of the agreement, the Company’s stockholders, other than Messrs. Macdonald and Sassower and the members of their investment group, will receive $1.40 per share in cash for each share of JLM stock, and the Company will become a privately held company controlled by the investor group. The transaction was reviewed by a special committee of the Company’s independent directors, which concluded that the transaction is in the best interests of the non-affiliated stockholders.

The transaction is expected to close near the end of 2003 or early in 2004, and is subject to customary closing conditions, including approval by JLM’s stockholders. Under the terms of the agreement, the transaction must be approved both by (1) a majority of JLM’s outstanding shares and (2) a majority of the shares held by JLM’s public stockholders present in person or by proxy at the meeting (without considering any votes by Mr. Macdonald, Mr. Sassower, members of their investor group or their affiliates). It is anticipated that such approvals will be sough at a special meeting of JLM’s stockholders.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Segment revenues:
Marketing	$52,518	86.7%	$54,511	86.2%	$175,208	87.5%	$150,183	87.3%
Manufacturing	8,072	13.3%	8,700	13.8%	25,068	12.5%	21,837	12.7%

Total segment revenues	$60,590	100.0%	$63,211	100.0%	$200,276	100.0%	$172,020	100.0%

Segment gross profit (loss):
Marketing	$1,749	47.8%	$1,818	92.2%	$8,026	65.7%	$7,684	94.7%
Manufacturing	1,911	52.2%	153	7.8%	4,189	34.3%	428	5.3%

Total segment gross profit	$3,660	100.0%	$1,971	100.0%	$12,215	100.0%	$8,112	100.0%

Segment operating income (loss):
Marketing	$(908)	60.3%	$(527)	21.7%	$431	(15.6)%	$824	(16.3)%
Manufacturing	479	(31.8)%	(884)	36.4%	(37)	1.3%	(3,255)	64.3%

Total segment operating income (loss)	429	(28.5)%	(1,411)	58.1%	394	(14.3)%	(2,431)	48.0%
Corporate expense	(1,077)	71.5%	(1,018)	41.9%	(3,148)	114.3%	(2,632)	52.0%

Total operating income (loss)	$(1,506)	100.0%	$(2,429)	100.0%	$(2,754)	100.0%	$(5,063)	100.0%

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

The development of financial instruments to hedge against changes in the prices of propylene and benzene has occurred in the past few years. The Company may seek periodically in the future, to the extent available, to enter into financial hedging contracts for the purchase of propylene and benzene in an effort to manage its raw material purchase costs. There can be no assurance that the Company will utilize such financial hedging contracts or that the use of such instruments by the Company will be successful. The Company can be exposed to losses in connection with such contracts equal to the amount by which the fixed hedge price on the contract is above the market price for such chemicals at the time of purchase. The Company did not enter into any material financial hedging contracts in 2002 or in the first nine months of 2003.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Revenues. Revenues decreased $2.6 million, or 4.1%, to $60.6 million for the three months ended September 30, 2003 from $63.2 million for the comparable prior year period. Revenues for the marketing segment decreased $2.0 million, or 3.7%, to $52.5 million for the three months ended September 30, 2003 from $54.5 million for the comparable prior year period. The Company experienced higher revenues from its marketing activities in the United States in the third quarter of 2003, due to increases in both sales prices and volume. European marketing revenues and export revenues from the United States decreased due to a decrease in volume.

Revenues for the manufacturing segment decreased $0.6 million, or 6.9%, to $8.1 million for the three months ended September 30, 2003 from $8.7 million for the comparable prior year period. The decrease in manufacturing segment revenues was primarily due to decreases in phenol selling prices.

Gross Profit. Gross profit increased approximately $1.7 million, or 85.0%, to $3.7 million for the three months ended September 30, 2003 from $2.0 million for the comparable prior year period. Gross profit from the marketing segment decreased $0.1 million to $1.7 million for the three months ended September 30, 2003 from $1.8 million for the comparable prior year period, a decrease of 5.6%.

Gross profit from the manufacturing segment increased $1.8 million to a gross profit of $1.9 million for the three months ended September 30, 2003 from $0.2 million for the comparable the prior year period, an increase of 900.0%. The increase in manufacturing gross profit was the result of decreases in raw material costs during the third quarter of 2003.

Selling, General and Administrative Expenses (SG&A). SG&A increased $0.8 million, or 18.2%, to $5.2 million for the three months ended September 30, 2003 from $4.4 million for the comparable prior year period. The increase is primarily the result of increases in insurance rates and personnel cost. In addition, the Company incurred $0.1 million of costs in connection with a transaction to become a private company. As a percentage of revenues, SG&A increased to 8.6% of revenues for the three months ended September 30, 2003 from 7.0% of revenues for the comparable prior year period.

Operating Loss. Operating loss decreased $0.9 million to an operating loss of $1.5 million for the three months ended September 30, 2003, from an operating loss of $2.4 million for the comparable year.

Interest Expense – Net. Interest expense, net of interest income, remained at $0.5 million the three months ended September 30, 2003 and 2002.

Other Income – Net. Other income increased $0.8 million to other income of $0.3 million for the three months ended September 30, 2003 from other expense of $0.5 million for the comparable prior year period. The increase is due in part to the increase in equity in earnings of other investments.

Foreign Currency Exchange Gain (Loss). During the three months ended September 30, 2003, the Company experienced a slight strengthening in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a gain on foreign currency exchange of $15 thousand as compared to a loss of $27 thousand for the comparable prior year period.

Income Tax Provision (Benefit). The Company’s income tax provision (benefit) increased $0.2 million to a provision of $1 thousand for the three months ended September 30, 2003 from a benefit of $0.2 million for the comparable prior year period. The income tax provision for the three months ended September 30, 2003 relates to taxes in foreign jurisdictions. No tax benefits related to operating losses have been recognized in the current period. After evaluating all available evidence, the Company believes that a valuation allowance is necessary to offset against any potential tax assets.

Net loss. Net loss decreased by $1.5 million to a net loss of $1.7 million for the three months ended September 30, 2003 from a net loss of $3.2 million in the comparable prior year period.

Other Comprehensive Income. Other comprehensive income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective periods. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Net other comprehensive income increased by $0.6 million to other comprehensive income of $0.5 million for the three months ended September 30, 2003 from other comprehensive loss of $0.1 million for the comparable prior year period.

Comprehensive loss. Comprehensive loss, including the effect of other comprehensive income, decreased $2.1 million to a comprehensive loss of $1.2 million for the three months ended September 30, 2003 from $3.3 million for the comparable prior year period.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenues. Revenues increased $28.3 million, or 16.5%, to $200.3 million for the nine months ended September 30, 2003 from $172.0 million for the comparable prior year period. Revenues for the marketing segment increased $25.0 million, or 16.6%, to $175.2 million for the nine months ended September 30, 2003 from $150.2 million for the comparable prior year period. The Company experienced higher revenues from its marketing activities in the United States during the first nine months of 2003, primarily due to increases in both sales prices and volume. European marketing revenues increased due to an increase in volume, while export revenues from the United States decreased due to a reduced demand for product.

Revenues for the manufacturing segment increased $3.3 million, or 15.1%, to $25.1 million for the nine months ended September 30, 2003 from $21.8 million for the comparable prior year period. The increase in manufacturing segment revenues was primarily due to increases in phenol selling prices.

Gross Profit. Gross profit increased approximately $4.1 million, or 50.6%, to $12.2 million for the nine months ended September 30, 2003 from $8.1 million for the comparable prior year period. Gross profit from the marketing segment increased $0.3 million to $8.0 million for the nine months ended September 30, 2003 from $7.7 million for the comparable prior year period, an increase of 3.9%. The increase in gross profit was primarily due to higher gross margins from the Company’s marketing activity in the United States in the first nine months of 2003, as a result of higher selling prices and higher volumes.

Gross profit from the manufacturing segment increased $3.8 million, or 950.0%, to $4.2 million for the nine months ended September 30, 2003 from $0.4 million reported for the comparable prior year period. The increase in manufacturing gross profit was the result of increases in phenol selling prices and decreased in raw material costs during the nine months ended September 30, 2003.

Selling, General and Administrative Expenses (SG&A). SG&A increased $1.8 million, or 13.6%, to $15.0 million for the nine months ended September 30, 2003 from $13.2 million for the comparable prior year period. The increase is primarily the result of increases in insurance rates, consulting fees related to the Company’s ERP system implementation, and personnel costs. In addition, the Company incurred $0.1 million of costs in connection with a transaction to become a private company. As a percentage of revenues, SG&A decreased to 7.5% of revenues for the nine months ended September 30, 2003 from 7.7% of revenues for the nine months ended September 30, 2002.

Operating Loss. Operating loss decreased $2.3 million to an operating loss of $2.8 million for the nine months ended September 30, 2003 from an operating loss of $5.1 million for the nine months ended September 30, 2002.

Interest Expense – Net. Interest expense, net of interest income, increased $0.4 million to $1.7 million for the nine months ended September 30, 2003 from $1.3 million for the comparable prior year period, due in part to additional borrowings on the Company’s revolving credit facility, and to interest charged on contractual purchase obligations.

Other Income – Net. Other income increased $0.3 million to $0.7 million for the nine months ended September 30, 2003 from $0.4 million for the comparable prior year period. The increase is due in part to the increase in equity in earnings of other investments.

Foreign Currency Exchange Gain (Loss). During the nine months ended September 30, 2003, the Company experienced a slight decline in the currencies of certain of its foreign subsidiaries compared to the U.S. dollar resulting in a loss on foreign currency exchange of $42 thousand as compared to a loss of $22 thousand for the comparable prior year period.

Income Tax Provision (Benefit). The Company’s income tax provision increased $1.1 million to a provision of $20 thousand for the nine months ended September 30, 2003 from a benefit of $1.1 million for the comparable prior year period. The income tax provision for the nine months ended September 30, 2003 relates to taxes in foreign jurisdictions. No tax benefits related to operating losses have been recognized in the current period. After evaluating all available evidence, the Company believes that a valuation allowance is necessary to offset against any potential tax assets.

Loss before Cumulative Effect of Accounting Change. Loss before cumulative effect of accounting change decreased $1.1 million to $3.7 million for the nine months ended September 30, 2003 from $4.8 million for the comparable prior year period.

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

Net Loss. Net loss decreased by $7.3 million to a net loss of $3.7 million for the nine months ended September 30, 2003 from $11.0 million for the comparable prior year period.

Other Comprehensive Income. Other comprehensive income includes foreign currency translation adjustments. Current assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Non-current assets and liabilities are translated at their respective historical rates. Results of operations are translated at weighted average rates for the respective periods. The effects of exchange rate changes in translating foreign financial statements are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Net other comprehensive income increased by $0.8 million to $1.1 million for the nine months ended September 30, 2003 from $0.3 million for the comparable prior year period.

Comprehensive loss. Comprehensive loss, including the effect of other comprehensive income, decreased $8.2 million to a comprehensive loss of $2.6 million for the nine months ended September 30, 2003 from $10.8 million for the comparable prior year period.

Liquidity and Capital Resources

Cash Flows

Operating activities provided approximately $1.8 million of cash during the nine months ended September 30, 2003. Net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred used $1.7 million of cash. Changes in assets and liabilities provided approximately $3.5 million of cash. Investing activities utilized approximately $0.7 million of cash, primarily consisting of capital expenditures. Financing activities used approximately $2.8 million of cash, primarily related to payments of debt and reductions on the revolving line of credit.

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

Item 4 – Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

During 2002, a vendor of Inquinosa International S.A., the Company’s 83.4% owned subsidiary in Madrid, Spain, borrowed amounts from its banks collateralized by receivables due to it from Inquinosa. Inquinosa formally accepted bill of exchange documents thereby, under Spanish law, guaranteeing the vendor’s obligation to its banks. The outstanding balance of these guarantees approximates 2,328,000 euros ($2,715,000 at current exchange rates) as of October 30, 2003. This amount represents the total potential liability for these guarantees. Under the terms of these guarantees, the banks have made demands for payment from Inquinosa due to non-payment by the vendor for approximately 479,000 euros ($559,000 at current exchange rates) as of October 30, 2003. As a result of this situation, Inquinosa filed for, and received, in February 2003, court approval for Suspension of Payments status, which under Spanish law protects Inquinosa from actions by creditors, similar to Chapter 11 under the U.S. Bankruptcy Code. Inquinosa continues to operate under court supervision, while negotiating with creditors as to amounts owed as of the filing date. Due to a number of factors, including the status of negotiations between the customer and its banks and the Suspension of Payments status under which Inquinosa is operating, management is not able to estimate the amount, if any, that Inquinosa will be required to pay to satisfy these obligations in this matter.

Other than the action above, the Company is not a party to any legal proceedings, other than ordinary and routine litigation incidental to the Company’s business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its business.

Item 6 - Exhibits and Reports on Form 8-K

A.	Exhibits

2.1	Agreement and Plan of Merger by and among JLMI Holdings, LLC, JLMI Holding Corp., JLMI Acquisition Corp. and JLM Industries, Inc. dated as of October 30, 2003**

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

On October 31, 2003, the Company filed a Current Report on Form 8-K incorporating by reference the matters set forth in the Company’s press release dated October 31, 2003.

*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-27843), filed with the Securities and Exchange Commission on July 21, 1997.

**	Incorporated by reference to Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLM Industries, Inc.

Dated: November 12, 2003	/s/ John L. Macdonald
John L. Macdonald
President and Chief Executive Officer

Dated: November 12, 2003	/s/ Michael Molina
Michael Molina
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)