Form 10-K/A
period 2002-12-31
JLM INDUSTRIES INC
filed 2004-02-20
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

JLM Industries, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed April 15, 2003, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. This Form 10-K/A contains no changes to the Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, or Cash Flows as previously reported, although this Form 10-K/A does include changes in the Balance Sheets and disclosures as described below:

Part II—Item 6. Selected Financial Information—Balance Sheet Data—Working capital (deficit)—The 2001 amount has been restated to $(4,043) from $2,700 as originally reported. The 2002 amount has been restated to $(9,063) from $1,318 as originally reported.

Part II—Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—June 2001 Refinancing—Revolving Credit Facility, to add disclosure concerning the reclassification of the Company’s revolving credit facility pursuant to EITF 95-22.

Part II—Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Outlook, has been updated.

Part II—Item 8. Consolidated Financial Statements—Consolidated Balance Sheets—Liabilities and Stockholder’s Equity—Amounts for current portion of long-term debt, total current liabilities and long-term debt at December 31, 2002 and 2001 have been restated from amounts originally reported as follows:

	December 31, 2002		December 31, 2001
	Restated	Originally Reported	Restated	Originally Reported
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$50,370,189	$50,370,189	$34,267,597	$34,267,597
Current portion of debt	13,686,435	3,304,780	10,199,818	3,456,448
Income taxes payable	218,308	218,308	—	—
Deferred revenue—current	502,370	502,370	544,444	544,444

Total current liabilities	64,777,302	54,395,647	45,011,859	38,268,489
Long-term debt	4,137,254	14,518,909	5,060,663	11,804,033
Deferred income taxes	2,071,235	2,071,235	3,297,520	3,297,520
Minority interest	469,240	469,240	731,200	731,200
Deferred revenue and other liabilities	2,536,482	2,536,482	2,996,800	2,996,800

Total liabilities	73,991,513	73,991,513	57,098,042	57,098,042

Part II—Item 8. Consolidated Financial Statement—Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies—The caption reading “Other matters affecting operations” has been updated.

Part II—Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—8. Debt—The caption reading “Less current portion”—The 2002 amount has been restated to $13,686,435 from $3,304,780 as originally reported. The 2001 amount has been restated to $10,199,818 from $3,456,448 as originally reported. The caption reading “Long-term portion”—The 2002 amount has been restated to $4,137,254 from $14,518,909 as originally reported. The 2001 amount has been restated to $5,060,663 from $11,804,033 as originally reported. Under the caption reading “Long-term debt becoming due during subsequent fiscal years ending December 31 is approximately as follows:”—The 2003 amount has been restated to $13,721,000 from 3,339,000 as originally stated, and the 2005 amount has been restated to $739,000 from $11,121,000 as originally stated.

Part II—Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—8. Debt—Revolving Credit Facility, to add disclosure concerning the reclassification of the Company’s revolving credit facility pursuant to EITF 95-22.

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

ITEM 2.    PROPERTIES

The following table sets forth certain information as of December 31, 2002, relating to the Company’s principal facilities:

Facility	Principal Activities; Location	Approximate Square Feet	Owned/ Leased
Corporate Headquarters	Administration Headquarters; Tampa, Florida	25,000	Owned	(1)

Blue Island Plant	Manufacturing; Blue Island, Illinois	958,000	Owned	(2)

North American Sales Offices	Blue Island, Illinois Toronto, Canada	* *	Owned Leased	(2)

International Sales Offices	Rotterdam, Netherlands
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

ITEM 6.    SELECTED FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Revenues	$305,735	$332,698	$434,458	$340,227	$241,464
Gross profit	34,706	21,440	21,670	17,653	13,156
Operating income (loss)	11,062	(3,192)	(3,581)	(5,858)	(5,476)
Income (loss) from continuing operations before cumulative effect of accounting change	4,901	(3,541)	(8,296)	(2,990)	(5,428)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.70	$(0.53)	$(1.26)	$(0.35)	$(0.57)
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.70	$(0.53)	$(1.26)	$(0.35)	$(0.57)
Basic and diluted weighted average shares outstanding	7,038	6,665	6,568	8,562	9,451
Other Financial Data:
Depreciation and amortization	$3,671	$4,046	$3,893	$3,821	$2,817
Balance Sheet Data:
Working capital (deficit)	$16,057	$18,216	$(906)	$(4,043)	$(9,063)
Total assets	102,726	139,483	136,380	83,963	89,708
Total debt	17,048	27,776	21,414	15,260	17,824
Total stockholders’ equity	42,351	37,202	27,930	26,865	15,716
Cash Flow Information:
Operating activities	$6,109	$3,276	$12,134	$(9,820)	$(380)
Investing activities	(5,910)	(13,186)	808	6,677	(968)
Financing activities	(3,083)	9,964	(6,532)	(1,879)	2,739
Capital expenditures	1,102	2,204	1,548	592	1,028
Effect of Change in Accounting Principle (1):
Net income (loss)	$(834)	—	—	—	$(6,249)
Basic and diluted earnings per share	(0.12)	—	—	—	(0.66)

(1)	During 2000, the Company changed its accounting principle used for certain inventories from last-in, first-out, to first-in, first-out. The Company’s prior year financial statements have been retroactively restated to reflect this change. During 2002, the Company changed its accounting principle used to account for goodwill from amortizing goodwill to reviewing goodwill for impairment, as required by Statement No. 142.

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

Other Income—Net.    Other income decreased $6.6 million to $0.4 million for the year ended December 31, 2002 from $7.0 million for the prior year. The decrease was primarily attributable to a gain of $2.9 million on the sale of the Company’s solvents distribution business in the United States in the second quarter of 2001, a settlement of a lawsuit in the amount of $3.0 million in the third quarter of 2001, and a $3.7 million gain on the sale of the JLM Terminals property in the fourth quarter 2001. These gains were partially offset by a $1.4 million loss relating to the sale of JLM Asia in 2001.

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

The Company has restated its Consolidated Balance Sheets as of December 31, 2002 and 2001 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Company’s results of operations or cash flows for the years ended December 31, 2002 and 2001. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

Outlook

The Company has incurred net losses, losses from operations and negative cash flows from operations for the past two years. In addition, the Company has limited additional borrowing capacity under its existing debt agreements and has negotiated revisions to certain debt covenants. Management believes it is necessary that sales continue to increase and gross margins continue to improve in 2004, and that certain non-core assets of the Company may need to be sold or refinanced, and additional financing obtained in order to continue operations at the current level.

The Company has received and accepted an offer to sell a non-core asset of the Company for $1,650,000.

The Company has entered into a definitive merger agreement with an investor group led by John L. Macdonald, the Company’s founder and CEO, and Philip Sassower, one of the Company’s principal stockholders and a former JLM director. Under the terms of the agreement, JLM stockholders, other than Messrs. Macdonald (with respect to all but 508,485 of his shares) and Sassower and the members of their investor group, will receive $1.40 per share cash for each share of JLM stock and JLM will become a privately held company controlled by the investor group. The completion of the merger is expected to provide additional liquidity as a result of the anticipated financing.

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated April 14, 2003, the Company, as discussed in Note 2, has incurred continuing losses. Liquidity has been adversely affected by these losses. Further the Company has not been successful in selling or refinancing certain non-core assets or in acquiring additional financing to improve its liquidity. Note 2 describes management’s plans to address these issues.

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

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

The consolidated balance sheets at December 31, 2001 and 2002 and Note 8 have been restated to reflect the Company’s revolving credit facility as a current liability rather than a long-term liability in accordance with Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

ERNST & YOUNG LLP

Tampa, Florida

April 14, 2003,

except for the third and fourth

paragraphs of Note 2 and Note 8,

as to which the date is

February 12, 2004

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

DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

April 17, 2001

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	Restated
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,767,539	$228,618
Accounts Receivable:
Trade, net of allowance of approximately $692,000 and $611,000, respectively	35,764,261	25,568,489
Other	1,414,503	2,153,314
Inventories	14,414,882	10,963,883
Prepaid expenses and other current assets	2,058,125	1,877,979
Income tax receivable	294,407	176,621

Total current assets	55,713,717	40,968,904
Other investments	5,329,066	6,040,344
Property and equipment, net	18,789,224	19,930,939
Goodwill	1,071,299	7,448,383
Other intangibles, net	2,506,478	2,541,314
Other assets, net	6,297,731	7,033,094

Total assets	$89,707,515	$83,962,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$50,370,189	$34,267,597
Current portion of debt	13,686,435	10,199,818
Income taxes payable	218,308	—
Deferred revenue—current	502,370	544,444

Total current liabilities	64,777,302	45,011,859
Long-term debt	4,137,254	5,060,663
Deferred income taxes	2,071,235	3,297,520
Minority interest	469,240	731,200
Deferred revenue and other liabilities	2,536,482	2,996,800

Total liabilities	73,991,513	57,098,042
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock—$.01 par value, 30,000,000 shares authorized; 10,150,989 and 9,956,522 shares issued, respectively	101,511	99,566
Additional paid-in capital	24,907,267	24,670,830
Retained earnings (accumulated deficit)	(3,365,817)	8,310,792
Accumulated other comprehensive loss	(2,981,086)	(3,095,353)

	18,661,875	29,985,835
Less treasury stock at cost—610,979 and 640,979 shares, respectively	(2,945,873)	(3,120,899)

Total stockholders’ equity	15,716,002	26,864,936

Total liabilities and stockholders’ equity	$89,707,515	$83,962,978

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

Other Matters Affecting Operations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses, losses from operations and negative cash flows from operations for the past two years. In addition, the Company has limited additional borrowing capacity under its existing debt agreements and has negotiated revisions to certain debt covenants. Management believes it is necessary that sales continue to increase and gross margins continue to improve in 2004, and that certain non-core assets of the Company may need to be sold or refinanced, and additional financing obtained in order to continue operations at the current level.

The Company has received and accepted an offer to sell a non-core asset of the Company for $1,650,000.

The Company has entered into a definitive merger agreement with an investor group led by John L. Macdonald, the Company’s founder and CEO, and Philip Sassower, one of the Company’s principal stockholders and a former JLM director. Under the terms of the agreement, JLM stockholders, other than Messrs. Macdonald (with respect to all but 508,485 of his shares) and Sassower and the members of their investor group, will receive $1.40 per share cash for each share of JLM stock and JLM will become a privately held company controlled by the investor group. The completion of the merger is expected to provide additional liquidity as a result of the anticipated financing.

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

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt

Debt consists of the following at December 31:

	2002	2001
Notes payable to shareholders due in 2003. Interest is payable monthly at 10.0%, per annum.	$450,000	$1,000,000
Mortgage payable due in monthly installments of principal and accrued interest until June 15, 2004, based on a ten-year amortization schedule, at which time the remaining balance is due. Interest is payable monthly at LIBOR plus 300 basis points. LIBOR was 1.44% at December 31, 2002.	1,617,958	1,806,458
Term loan payable to a corporation due in equal monthly payments of $76,965 through June 2007. Interest is payable monthly at the rate of 10.99%.	3,267,257	3,799,553
Revolving credit facility due June 2005. Interest is payable monthly at the rate of either LIBOR plus 250 basis points or at prime rate plus ..5 points.	10,381,655	6,743,370
Installment note payable due in ten equal monthly installments through July 2003. Interest is payable monthly at 4.64%.	1,267,961	—
Installment note payable due in ten equal monthly installments through July 2003. Interest is payable monthly at 8.50%.	115,584	—
Installment note payable to an individual due in equal annual installments of $125,000 without interest. The note is due in June 2004.	250,000	375,000
Installment note payable due in ten equal monthly installments through July 2002. Interest is payable monthly at 3.952%. The note was fully paid in July 2002.	—	667,975
Secured loan payable due December 31, 2002. Interest was payable on or before maturity at 10.99% per annum and at 14.99% thereafter.	500,000	—
Promissory note to a corporation. Interest rate is 8%. Annual installment of $18,750 plus interest was due December 6, 2002. The loan was fully paid in February 2003.	18,750	18,750
Note payable due in semi-annual installments through March 2002. The note is non-interest bearing. Interest has been imputed at the Company’s weighted average borrowing rate of 7.37%. The note was fully paid in April 2002	—	899,388
Capital lease obligations due in equal monthly installments through August 2003. Interest is payable monthly at rates between 4.83%—16.99%.	108,868	138,629

Total	17,978,033	15,449,123
Less unamortized debt discount	(154,344)	(188,642)

Total	17,823,689	15,260,481
Less current portion	13,686,435	10,199,818

Long-term portion	$4,137,254	$5,060,663

Long-term debt becoming due during subsequent fiscal years ending on December 31 is approximately as follows:

2003	$13,721,000
2004	2,246,000
2005	739,000
2006	825,000
Thereafter	447,000

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

The Company has restated its Consolidated Balance Sheets as of December 31, 2002 and 2001 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Company’s results of operations or cash flows for the years ended December 31, 2002 and 2001. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

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

The following schedule presents information about JLM’s segments and geographic locations for the years ended December 31:

	2002	2001	2000
Industry Segment
Revenues from external customers:
Marketing	$212,080,699	$316,170,983	$410,524,343
Manufacturing	29,383,101	24,055,530	23,933,582

	$241,463,800	$340,226,513	$434,457,925

Operating (Loss) Income:
Marketing	$1,028,452	$(778,070)	$2,910,368
Manufacturing	(2,747,653)	(1,253,637)	(2,116,152)
Corporate	(3,756,999)	(3,826,648)	(4,375,195)

	$(5,476,200)	$(5,858,355)	$(3,580,979)

Capital Expenditures:
Marketing	$34,670	$140,278	$1,036,037
Manufacturing	511,375	451,640	512,376
Corporate	481,687	—	—

	$1,027,732	$591,918	$1,548,413

Depreciation and Amortization:
Marketing	$915,436	$1,727,449	$1,987,325
Manufacturing	1,971,068	1,958,848	1,760,127
Corporate	248,338	134,550	145,690

	$3,134,842	$3,820,847	$3,893,142

Identifiable Assets:
Marketing	$45,778,927	$47,743,425	$96,494,688
Manufacturing	25,142,626	21,429,348	24,666,907
Corporate	18,785,962	14,790,205	15,218,321

	$89,707,515	$83,962,978	$136,379,916

JLM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Reporting—(Continued)

	2002	2001	2000
Geographic Location
Revenues from external customers:
United States	$138,049,035	$100,779,705	$150,699,157
Venezuela	—	—	1,673,624
Holland	78,883,497	81,614,985	131,611,851
Singapore	—	128,507,685	111,568,490
South Africa	22,537,202	22,661,010	23,392,630
Other nations	1,994,066	6,663,128	15,512,173

	$241,463,800	$340,226,513	$434,457,925

Revenues from outside the United States	$103,414,765	$239,446,808	$283,758,768

Operating (Loss) Income:
United States	$(2,248,979)	$(2,149,448)	$(2,169,502)
Venezuela	—	—	(537,510)
Holland	293,579	(1,417,556)	672,770
Singapore	—	1,251,441	1,414,023
South Africa	737,404	128,611	93,861
Other nations	(501,205)	155,245	1,320,574
Corporate	(3,756,999)	(3,826,648)	(4,375,195)

	$(5,476,200)	$(5,858,355)	$(3,580,979)

Identifiable Assets:
United States	$58,578,619	$57,237,862	$68,752,786
Venezuela	—	—	5,659,945
Holland	14,561,280	13,168,874	17,041,868
Singapore	—	—	28,715,830
South Africa	12,548,579	8,564,925	9,256,293
Other nations	4,019,037	4,991,317	6,953,194

	$89,707,515	$83,962,978	$136,379,916

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

Date: February 20, 2004	JLM INDUSTRIES, INC.

	By:	/s/ JOHN L. MACDONALD
John L. Macdonald President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. MACDONALD John L. Macdonald	President, Chief Executive Officer and Director (President and Chief Executive Officer)	February 20, 2004

/s/ MICHAEL MOLINA Michael Molina	Vice President and Chief Financial Officer (President and Chief Executive Officer)	February 20, 2004

/s/ WALTER M. TARPLEY Walter M. Tarpley	Director	February 20, 2004

/s/ SEAN D. MACDONALD Sean D. Macdonald	Director	February 20, 2004

/s/ JERRY L. WEINSTEIN Jerry L. Weinstein	Director	February 20, 2004

/s/ VINCENT J. NAIMOLI Vincent J. Naimoli	Director	February 20, 2004

/s/ A. GORDON TUNSTALL A. Gordon Tunstall	Director	February 20, 2004

Certification

I, John L. Macdonald, certify that:

1.  I have reviewed this annual report on Form 10-K/A of JLM Industries, Inc.;

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

/s/ JOHN L. MACDONALD
John L. Macdonald President and Chief Executive Officer

Dated: February 20, 2004

Certification

I, Michael Molina, certify that:

1.  I have reviewed this annual report on Form 10-K/A of JLM Industries, Inc.;

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

Dated: February 20, 2004

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