Form 10-Q/A
period 2003-03-31
JLM INDUSTRIES INC
filed 2004-02-20
CIK 1038237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

JLM Industries, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, originally filed May 20, 2003, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-Q amends and restates the original Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. This Form 10-Q/A contains no changes to the Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, or Cash Flows as previously reported, although this Form 10-Q/A does include changes in the Balance Sheets and disclosures as described below:

Part I – Item 1. Condensed Consolidated Financial Statements – Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity – Amounts for current portion of long-term debt, total current liabilities and long-term debt at March 31, 2003 and December 31, 2002 have been restated from amounts originally reported as follows:

	March 31, 2003		December 31, 2002
	Restated	Originally Reported	Restated	Originally Reported
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$51,350	$51,350	$50,370	$50,370
Current portion of debt	13,680	2,308	13,686	3,305
Deferred revenue – current	502	502	503	503
Income taxes payable	—	—	218	218

Total current liabilities	65,532	54,160	64,777	54,396
Long-term debt	4,132	15,504	4,138	14,519
Deferred income taxes	2,082	2,082	2,071	2,071
Minority interest	429	429	469	469
Deferred revenue and other liabilities	2,393	2,393	2,537	2,537

Total liabilities	74,568	74,568	73,992	73,992

Part I—Item 1. Condensed Consolidated Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements – 2. Summary of significant accounting policies has been updated.

Part I—Item 1. Condensed Consolidated Financial Statements – Notes to Unaudited Condensed Consolidated Financial Statements – 6. Debt, to add the section titled “Revolving Credit Facilities” providing disclosure concerning the reclassification of the Company’s revolving credit facility pursuant to EITF 95-22.

Part I – Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources – the section titled “Outlook” has been updated.

Part I – Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources, to add the section titled “Revolving Credit Facilities” providing disclosure concerning the reclassification of the Company’s revolving credit facility pursuant to EITF 95-22.

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Restated
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$803	$1,768
Accounts Receivable:
Trade – net	39,560	35,764
Other	1,146	1,415
Inventories	12,972	14,415
Prepaid expenses and other current assets	1,716	2,058
Income tax receivable	11	294

Total current assets	56,208	55,714
Other investments	5,321	5,329
Property and equipment – net	18,270	18,789
Goodwill	1,071	1,071
Other intangibles – net	2,446	2,507
Other assets – net	6,191	6,298

Total assets	$89,507	$89,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$51,350	$50,370
Current portion of debt	13,680	13,686
Deferred revenue – current	502	503
Income taxes payable	—	218

Total current liabilities	65,532	64,777
Long-term debt	4,132	4,138
Deferred income taxes	2,082	2,071
Minority interest	429	469
Deferred revenue and other liabilities	2,393	2,537

Total liabilities	74,568	73,992

Stockholders’ Equity:
Preferred stock – authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock – $.01 par value; 30,000,000 shares authorized; 10,198,046 and 10,150,989 shares issued, respectively	102	102
Additional paid-in capital	24,953	24,907
Accumulated deficit	(4,506)	(3,366)
Accumulated other comprehensive loss	(2,664)	(2,981)

	17,885	18,662

Less treasury stock at cost – 610,979 shares in each period	(2,946)	(2,946)

Total stockholders’ equity	14,939	15,716

Total liabilities and stockholders’ equity	$89,507	$89,708

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

Revolving credit facility

The Company has restated its Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Company’s results of operations or cash flows for the three months ended March 31, 2003. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

Revolving credit facility

The Company has restated its Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Company’s results of operations or cash flows for the three months ended March 31, 2003. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

JLM Industries, Inc.

Dated: February 20, 2004	/s/ John L. Macdonald

John L. Macdonald President and Chief Executive Officer

Dated:February 20, 2004	/s/ Michael Molina

Michael Molina Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification

I, John L. Macdonald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of JLM Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 20, 2004	/s/ John L. Macdonald

John L. Macdonald President and Chief Executive Officer

Certification

I, Michael Molina, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of JLM Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly, report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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