Form 10-Q/A
period 2003-09-30
JLM INDUSTRIES INC
filed 2004-02-20
CIK 1038237

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

EXPLANATORY NOTE

JLM Industries, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, originally filed November 12, 2003, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-Q amends and restates the original Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. This Form 10-Q/A contains no changes to the Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, or Cash Flows as previously reported, although this Form 10-Q/A does include changes in the Balance Sheets and disclosures as described below:

Part I – Item 1. Condensed Consolidated Financial Statements – Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity – Liabilities and Stockholders’ Equity – Amounts for current portion of long-term debt, total current liabilities and long-term debt at September 30, 2003 and December 31, 2002 have been restated from amounts originally reported as follows:

	September 30, 2003		December 31, 2002

	Restated	Originally Reported	Restated	Originally Reported
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$47,473	$47,473	$50,370	$50,370
Current portion of debt	10,825	1,595	13,686	3,305
Deferred revenue – current	502	502	503	503
Income taxes payable	17	17	218	218

Total current liabilities	58,817	49,587	64,777	54,396
Long-term debt	4,133	13,363	4,138	14,519
Deferred income taxes	2,087	2,087	2,071	2,071
Minority interest	372	372	469	469
Deferred revenue and other liabilities	2,142	2,142	2,537	2,537

Total liabilities	67,551	67,551	73,992	73,992

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

JLM INDUSTRIES, INC.

JLM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Restated
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,155	$1,768
Accounts Receivable:
Trade - net	32,797	35,764
Other	927	1,415
Inventories	12,211	14,415
Prepaid expenses and other current assets	1,126	2,058
Income taxes receivable	—	294

Total current assets	48,216	55,714
Other investments	5,834	5,329
Property and equipment – net	17,823	18,789
Goodwill	1,071	1,071
Other intangibles - net	2,325	2,507
Other assets – net	5,633	6,298

Total assets	$80,902	$89,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$47,473	$50,370
Current portion of debt	10,825	13,686
Deferred revenue – current	502	503
Income taxes payable	17	218

Total current liabilities	58,817	64,777
Long-term debt	4,133	4,138
Deferred income taxes	2,087	2,071
Minority interest	372	469
Deferred revenue and other liabilities	2,142	2,537

Total liabilities	67,551	73,992

Stockholders’ Equity:
Preferred stock – authorized 5,000,000 shares; 0 shares issued and outstanding	—	—
Common stock - $.01 par value; 30,000,000 shares authorized; 10,362,663 and 10,150,989 shares issued, respectively	104	102
Additional paid-in capital	25,118	24,907
Accumulated deficit	(7,073)	(3,366)
Accumulated other comprehensive loss	(1,852)	(2,981)

	16,297	18,662

Less treasury stock at cost – 610,979 shares in each period	(2,946)	(2,946)

Total stockholders’ equity	13,351	15,716

Total liabilities and stockholders’ equity	$80,902	$89,708

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

Revolving credit facility

The Company has restated its Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 to properly classify the Revolving Credit Facility as a Current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Company’s results of operations or cash flows for the nine and three months ended September 30, 2003. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

Outlook

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses, losses from operations and negative cash flows from operations for the past two years. In addition, the Company has limited additional borrowing capacity under its existing debt agreements and has negotiated revisions to certain debt covenants. Management believes it is necessary that sales continue to increase and gross margins continue to improve in 2004, and that certain non-core assets of the Company may need to be sold or refinanced and additional financing obtained in order to continue operations at the current level.

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

Revolving Credit Facility

The Company has restated its Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Company’s results of operations or cash flows for the nine and three months ended September 30, 2003. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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